Form 10-Q
period 1993-11-28
AMCAST INDUSTRIAL CORP
filed 1994-01-12
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

       (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      -----                  SECURITIES EXCHANGE ACT OF 1934


For the quarter ended November 28, 1993        Commission File Number 0-947
                      -----------------                               -----


           A M C A S T   I N D U S T R I A L   C O R P O R A T I O N
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Ohio                                        31-0258080
- ------------------------                -----------------------------------
(State of Incorporation)                (I.R.S. Employer Identification No.)

7887 Washington Village Drive, Dayton, Ohio             45459
- -------------------------------------------           ----------
(Address of principal executive offices)              (Zip Code)


                            (Area Code 513) 291-7000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                           No
    ----                                            ----

Number of Common Shares outstanding, no par value, as of November 28, 1993 - 8,396,519 shares.


                         AMCAST INDUSTRIAL CORPORATION

                                   I N D E X
                                   _________



PART I - FINANCIAL INFORMATION                                                                PAGE NO.
         ---------------------                                                                --------
         Item 1  -  Financial Statements:

                    Consolidated Condensed Statements of Financial                              3
                    Condition - November 28, 1993 and August 31, 1993

                    Consolidated Condensed Statements of Operations -                           4
                    for the Quarters Ended November 28, 1993
                    and November 29, 1992

                    Consolidated Condensed Statements of Retained Earnings -                    4
                    for the Quarters Ended November 28, 1993
                    and November 29, 1992

                    Consolidated Condensed Statements of Cash Flows -                           5
                    for the Quarters Ended November 28, 1993
                    and November 29, 1992

                    Notes to Consolidated Condensed Financial Statements                    6 - 7

         Item 2  -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                    8 - 10


PART II - OTHER INFORMATION
          -----------------

         Item 1 - Legal Proceedings                                                            11

         Item 5 - Other Information                                                            11

         Item 6 - Exhibits and Reports on Form 8-K                                             11

SIGNATURES                                                                                     12



PART I - FINANCIAL INFORMATION

                         AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                                 November 28           August 31
ASSETS                                                               1993                 1993
- ------                                                           --------------        ------------
                                                                  (unaudited)           (audited)
Current Assets
   Cash                                                                $    361            $  2,251
   Accounts receivable                                                   40,001              33,764
   Inventories:
       Finished products                                                 19,041              18,008
       Work-in-process                                                    9,817              10,099
       Raw materials and supplies                                         7,072               6,465
                                                                       --------            --------
                                                                         35,930              34,572
   Other current assets                                                   4,492               4,326
                                                                       --------            --------
       Total current assets                                              80,784              74,913

Property, Plant and Equipment                                           136,237             134,621
   Less allowances for depreciation                                     (67,392)            (64,412)
                                                                       --------            --------
                                                                         68,845              70,209

Net Assets of Discontinued Operation                                     21,000              19,980

Other Assets                                                             11,127              11,435
                                                                       --------            --------
                                                                       $181,756            $176,537
                                                                       ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
   Accounts payable                                                    $ 18,074            $ 18,050
   Current portion of notes payable                                       6,017               4,356
   Accrued expenses, compensation and
       related items and other current liabilities                       16,781              16,410
                                                                       --------            --------
       Total current liabilities                                         40,872              38,816

Long-Term Debt--Less Current Portion                                     16,991              17,929
Deferred Income Taxes                                                     2,394               1,897
Deferred Liabilities                                                     20,749              18,975

Shareholders' Equity
   Preferred shares, without par value:
       Authorized--1,000,000 shares
       Issued--None
   Common shares, at stated value:
       Authorized--15,000,000 shares
       Issued--8,397,522 shares
         (8,383,342 at August 31, 1993)                                   8,398               8,383
   Capital in excess of stated value                                     62,150              62,047
   Retained earnings                                                     30,225              28,577
   Less cost of 1,003 shares
       (3,863 at August 31, 1993)
       in treasury                                                          (23)                (87)
                                                                       --------            --------
                                                                        100,750              98,920
                                                                       --------            --------
                                                                       $181,756            $176,537
                                                                       ========            ========

See notes to consolidated condensed financial statements.


                         AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                (dollars in thousands except per share amounts)
                                  (unaudited)



                                                                   Three Months Ended
                                                                  --------------------
                                                            November 28          November 29
                                                                 1993                1992
                                                            -------------        ------------
Consolidated Condensed Statements
- ---------------------------------
of Operations
- -------------

Net sales                                                      $60,328               $53,074

Cost of sales                                                   47,693                41,408
                                                               -------               -------
Gross profit                                                    12,635                11,666
Selling, general and
  administrative expenses                                        7,973                 7,552
Interest expense                                                   436                   345
Other income                                                        (2)                  (73)
                                                               -------               -------
                                                                 8,407                 7,824
                                                               -------               -------
Income before income taxes                                       4,228                 3,842
Income taxes                                                     1,543                 1,383
Income before cumulative effect of a                           -------               -------
    change in accounting principle                               2,685                 2,459
Cumulative effect of change in accounting
    for postretirement benefits other than
    pensions, net of taxes                                                            (3,942)
                                                               -------               -------

      Net Income                                               $ 2,685               $(1,483)
                                                               =======               =======

Consolidated Condensed Statements of
- ------------------------------------
Retained Earnings
- -----------------

Beginning retained earnings                                    $28,577               $24,695
Net income                                                       2,685                (1,483)
Less dividends                                                  (1,008)                 (998)
Other                                                              (29)                 (156)
                                                               -------               -------
      Ending Retained Earnings                                 $30,225               $22,058
                                                               =======               =======


Per Share Information
- ---------------------

Income per share:
    Before change in accounting                                $   .32               $   .30
    Cumulative effect of change in accounting                                           (.47)
                                                               -------               -------
    Net income per share                                       $   .32               $  (.17)
                                                               =======               =======

Dividends declared per share                                   $   .12               $   .12
                                                               =======               =======

Dividends paid per share                                       $   .12               $   .12
                                                               =======               =======

See notes to consolidated condensed financial statements.




                         AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)



                                                                     Three Months Ended
                                                                     ------------------
                                                             November 28          November 29
                                                                 1993                 1992
                                                            --------------       --------------
Operating Activities:
   Net income  (loss)                                         $    2,685           $   (1,483)
   Depreciation and amortization                                   3,265                2,967
   Cumulative effect of change in
       accounting principle                                                             6,159
   Deferred liabilities                                            2,271               (2,711)
   Other                                                              25
                                                              ----------           ----------
                                                                   8,246                4,932

   Changes in assets and liabilities:
       -  Receivables                                             (6,237)              (2,502)
       -  Inventories                                             (1,358)              (3,244)
       -  Prepaid expenses                                          (166)                (298)
       -  Prepaid pension costs                                      167                  147
       -  Other assets                                               (69)                (371)
       -  Accounts payable                                            24               (3,918)
       -  Accrued liabilities                                        371                1,623
                                                              ----------           ----------
      Net Cash Provided (Used)
           By Operating Activities                                   978               (3,631)

Investing Activities:
   Discontinued operation                                         (1,020)                 584
   Additions to plant and equipment, net                          (1,716)              (3,209)
                                                              ----------           ----------
       Net Cash Used By
            Investing Activities                                  (2,736)              (2,625)

Financing Activities:
   Additions to long-term debt                                     2,000                8,500
   Proceeds from exercise of stock options                           182                  212
   Reduction in long-term debt                                    (2,938)              (4,465)
   Short-term borrowings and current
     portion of notes payable                                      1,661                3,500
   Dividends                                                      (1,008)                (998)
   Other                                                             (29)                (166)
                                                              ----------           ----------
      Net Cash (Used) Provided By
           Financing Activities                                     (132)               6,583
                                                              ----------           ----------
Net Change In Cash                                                (1,890)                 327
Cash at Beginning of Period                                        2,251                3,140
                                                              ----------           ----------
Cash at End of Period                                         $      361           $    3,467
                                                              ==========           ==========

See notes to consolidated condensed financial statements.


                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (dollars in thousands except share amounts)
                                  (unaudited)


Note A - Preparation of Financial Statements
- --------------------------------------------

The consolidated condensed financial statements include the accounts of the Amcast Industrial Corporation and subsidiaries (the "Company"). Intercompany transactions have been eliminated. All adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included. Prior year amounts have been restated due to the adoption of the Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

Note B - Accounts Receivable
- ----------------------------

Accounts receivable are stated net of allowances for doubtful accounts of $185 at November 28, 1993 and $172 at August 31, 1993.

Note C - Inventories
- --------------------

Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets
- ---------------------

The major components are:

                                              November 28        August 31
                                                  1993             1993
                                                -------           -------
Properties held for sale                        $   553           $   579
Technical and product programs                    2,013             2,200
Goodwill                                          2,839             2,860
Prepaid pension costs                               432               599
Other assets and deferred charges                 5,290             5,197
                                                -------           -------
                                                $11,127           $11,435
                                                =======           =======

Note E - Deferred Liabilities
- -----------------------------

Deferred liabilities include the noncurrent portion of retirement, compensation, medical benefits, and estimated future payouts under the Company's self-insured workers' compensation program. These liabilities primarily relate to the Company's provisions for restructuring operations, a discontinued operation and postretirement benefits. Significant related noncurrent liabilities at November 28, 1993 and August 31, 1993 respectively, were: medical - $3,000 and $3,100; workers' compensation - $900 and $1,000; disposition of operations - $5,600 and $5,600; postretirement benefits other than pensions were $6,200 and $6,200. These accruals are not deductible for income tax purposes until paid and are accounted for as temporary differences in the Company's tax provision.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (dollars in thousands except share amounts)
                                  (unaudited)


Note F - Long-Term Debt
- -----------------------

The following table summarizes the Company's borrowings:

                                                      November 28           August 31
                                                          1993                 1993
                                                      -----------          ----------
     Senior notes                                        $13,821              $14,696
     Industrial revenue bonds                              7,187                7,589
     Lines of credit -- note payable                       2,000
                                                         -------              -------
     Total Obligations                                    23,008               22,285

     Less current portion of notes payable                 6,017                4,356
                                                         -------              -------
                                                         $16,991              $17,929
                                                         =======              =======


Note G - Income Taxes
- ---------------------

The estimated effective tax rates are 36.5% and 36.0% for the first quarters of 1994 and 1993, respectively.


Note H - Net Income Per Share
- -----------------------------

For the first quarter of 1994 and 1993, the weighted average number of common shares used to calculate income per share was 8,389,570 and 8,311,011, respectively.



           PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

Results by Business Segment (unaudited)
- ---------------------------------------
(dollars in thousands)

                                                 Three Months Ended
                                            -------------------------------
                                            November 28        November 29
                                                1993               1992
                                            ------------       ------------

Net Sales
- ---------

   Flow Control Products                        $25,861          $25,066
   Engineered Components                         34,467           28,008
                                                -------          -------
                                                $60,328          $53,074
                                                =======          =======

Income Before Taxes
- -------------------

   Flow Control Products                        $ 4,106          $ 3,040
   Engineered Components                          2,045            2,280
   Corporate Expense                             (1,487)          (1,133)
   Interest Expense                                (436)            (345)
                                                -------          -------
                                                $ 4,228          $ 3,842
                                                =======          =======


Net sales of $60.3 million in the current quarter ended November 28, 1993 increased 13.7% from the prior year first quarter. Flow Control Products' sales increased slightly to $25.9 million. Engineered Components' sales rose 23.1% to $34.5 million primarily due to a strong demand for aluminum wheels.

Gross profit for the first quarter of fiscal 1994 and 1993 was $12.6 million and $11.7 million, respectively. The increase in gross profit was primarily attributable to the increase in sales. Gross profit as a percent of sales for the first quarter of 1994 was 20.9% compared to 22.0% in 1993. This decrease is primarily due to additional fixed costs of underutilized new plants.

                         AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Selling, general and administrative expenses for the first quarter of $8.0 million, were 5.6% higher than the first quarter 1993. The increase was primarily related to higher expenditures in support of new product development.

In the current quarter, interest expense was $.4 million, compared to $.3 million in the first quarter of fiscal 1993. No interest was capitalized in the current quarter. In the first quarter of 1993, interest totaling $.2 million was capitalized as part of the start-up cost for two new facilities.

Flow Control Products operating income in the first quarter of $4.1 million was higher by 35.1% from the prior comparable period as a result of improved margins for plumbing products and lower administrative expenses. Engineered Components' operating income of $2.0 million decreased 10.3% when compared to the first quarter of 1993 due to underutilization of new plants and increased sales of lower margin products.

Capital Resources and Liquidity
- -------------------------------

In the current quarter, net cash provided by operations was $1.0 million compared to cash used by operations of $3.6 million for the first three months of fiscal 1993. In 1994, cash provided by net income, depreciation and amortization was partially offset by an increase in working capital of $7.4 million. In the prior year, cash provided by net income, depreciation and amortization was more than offset by an $8.3 million increase in working capital.

Capital expenditures were $1.7 million and $3.2 million for the three-month period of fiscal 1994 and 1993, respectively. At November 28, 1993, the Company had $2.6 million of commitments for additional capital expenditures primarily for the Engineered Components segment.

Long-term debt was 14.4% of total capital at November 28, 1993 and 15.3% at August 31, 1993. The decrease during the period is due to lower debt levels and increased retained earnings.

The Company may borrow up to $40 million under a Revolving Credit Agreement which expires September 1, 1997. In addition, the Company maintains bank lines of credit under which it may borrow up to $25 million. At November 28, 1993, there were no borrowings under the Revolving Credit Agreement and $2.0 million outstanding under the bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

Effective August 31, 1992, the Company's Board of Directors approved a plan for the divestiture of the Stanley G. Flagg & Co. division (Flagg), a manufacturer of iron and brass pipe fittings, previously reported as part of the Flow Control Products segment. This action was prompted by

                         AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED


unprofitable operations that were plagued by industry over capacity and weak demand in the iron pipe fittings product line. The Company made a pretax provision of $22 million based on the expected proceeds of this divestiture. The Company has pursued the sale of the ongoing business with several potential buyers. At November 28, 1993, the Company had not entered into a formal sales agreement.

Subsequent to the end of the quarter, the company entered into an agreement for the sale of certain assets of the iron fittings portion of the Flagg business. This transaction is presently scheduled to be closed in late January of 1994.

The Company is involved in a number of environmental clean-ups and has been named by the United States Environmental Protection Agency and various state agencies as one of several parties potentially liable for clean-ups at various sites. The Company cannot predict the outcome of any action or proceeding, and future environmental related expenditures cannot be reasonably quantified due to the speculative nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of waste, the unknown number of other potentially responsible parties (PRP's) involved, the level of responsibility of any PRP, the extent to which such costs may be recoverable from insurance, and changing environmental laws and interpretations. While the Company could be found to be jointly and severally liable at a number of these sites, the Company believes that the liability, if any, resulting from all such matters in the aggregate will not have a material adverse effect on the Company's consolidated financial condition. Refer to Item 1, Part II of this report.

                         AMCAST INDUSTRIAL CORPORATION


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
- --------------------------

The Company is subject to a range of federal, state and local laws and regulations governing the discharge of material into the environment or otherwise relating to the protection of the environment. The Company periodically makes capital expenditures to meet the requirements of these laws and regulations; however, the Company believes that the anticipated expenditures for such purposes in the foreseeable future will not be material to its financial position or its competitive position.

The Company, as is normal for the industry in which it operates, is subject to periodic environmental site investigations and inquiries. The Company has been identified as a "potentially responsible party" by various state agencies and by the United States Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for costs associated with eight multi-party "superfund" sites and two state environmental remediation sites. While the Company could be found jointly and severally liable at a number of these sites, the Company, in each case, is contesting any responsibility or believes that its liability will not be material because of the nature of the waste involved or the limited amount of waste generated by the Company which was allegedly disposed of at the site. With respect to one such site (located in Ironton, Ohio), another potentially responsible party has brought an action seeking contribution from the Company for a portion of the total response and remediation costs, which the plaintiff has claimed may exceed $20 million. The Company believes that its ultimate equitable share, if any, of any liability for clean-up costs at the site will not be material.

The Company also is a defendant in a lawsuit brought by Public Research Group, Inc. which alleges that the zinc content of the waste water discharged at the Company's Stowe, Pennsylvania facility exceeded the levels allowed under the applicable permit during the period from October 1984 through October 1988. The suit seeks injunctive relief and the assessment of penalties; however, the Company believes that injunctive relief is inappropriate because the discharge currently is in compliance with the permit. The Company has provided in its financial statements a reserve based on its estimate of possible penalties and believes that such reserve is adequate. In a related case, the plaintiffs objected to certain provisions of a waste water discharge permit issued with response to the Stowe facility in 1991. The permit has been remanded for modification and reissuance. While the modified permit has not yet been issued, the Company believes that it will be able to meet any additional requirements of the permit without incurring material additional expenditures.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

a) Exhibits -- None.
b) Reports on Form 8-K--No reports on Form 8-K were filed by the Company during the quarter ended November 28, 1993.

                         AMCAST INDUSTRIAL CORPORATION


                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMCAST INDUSTRIAL CORPORATION
                                ------------------------------------------
                                (Registrant Company)



Date:January 12, 1994           By: /s/L. W. Ladehoff
     ----------------               --------------------------------------
                                Leo W. Ladehoff, Chairman, and
                                Chief Executive Officer


Date:January 12, 1994           By: /s/J. H. Shuey
     ----------------               --------------------------------------
                                John H. Shuey, President and
                                Chief Operating Officer
                                (principal financial and accounting officer)

Date: January 12, 1994          By /s/W. L. Bown
      ----------------             ---------------------------------------
                                William L. Bown, Vice President and Controller