Form 10-Q
period 1994-02-27
AMCAST INDUSTRIAL CORP
filed 1994-04-13
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended February 27, 1994         Commission File Number 0-947
                      -----------------                                -----

           A M C A S T   I N D U S T R I A L   C O R P O R A T I O N
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                          31-0258080
- ------------------------                  -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


7887 Washington Village Drive, Dayton, Ohio                  45459
- -------------------------------------------                  -----
(Address of principal executive offices)                   (Zip Code)




                             (Area Code 513) 291-7000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

        Yes X                                    No
           ---                                     ---


Number of Common Shares outstanding, no par value, as of February 27, 1994 - 8,435,923 shares.

                         AMCAST INDUSTRIAL CORPORATION

                                   I N D E X
                                   ---------



PART I - FINANCIAL INFORMATION                                             PAGE NO.
         ---------------------

     Item 1  -  Financial Statements:

                Consolidated Condensed Statements of Financial                  3
                Condition - February 27, 1994 and August 31, 1993

                Consolidated Condensed Statements of Operations -               4
                for the Quarters and Six Months Ended February 27, 1994
                and February 28, 1993

                Consolidated Condensed Statements of Retained Earnings -        4
                for the Quarters and Six Months Ended February 27, 1994
                and February 28, 1993

                Consolidated Condensed Statements of Cash Flows -               5
                for the Quarters and Six Months Ended February 27, 1994
                and February 28, 1993

                Notes to Consolidated Condensed Financial Statements          6 - 7

     Item 2  -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8 - 10


PART II - OTHER INFORMATION
          -----------------
     Item 1 - Legal Proceedings                                                 11

     Item 4 - Submission of Matters to a Vote of Security Holders               12

     Item 6 - Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                      13



PART I - FINANCIAL INFORMATION


                         AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                                 February 27           August 31
ASSETS                                                               1994                 1993
- ------                                                           --------------        ------------
                                                                  (unaudited)           (audited)
Current Assets
   Cash                                                               $   8,859         $     2,251
   Accounts receivable                                                   41,272              33,764
   Inventories:
       Finished products                                                 16,967              18,008
       Work-in-process                                                    9,771              10,099
       Raw materials and supplies                                         6,711               6,465
                                                                         ------              ------
                                                                         33,449              34,572
   Other current assets                                                   4,868               4,326
                                                                         ------              ------
       Total current assets                                              88,448              74,913

Property, Plant and Equipment                                           138,893             134,621
   Less allowances for depreciation                                     (70,145)            (64,412)
                                                                        -------             -------
                                                                         68,748              70,209

Net Assets of Discontinued Operation                                     14,423              19,980

Other Assets                                                             10,613              11,435
                                                                      ---------            --------
                                                                      $ 182,232           $ 176,537
                                                                      =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
   Accounts payable                                                   $  18,292           $  18,050
   Current portion of notes payable                                       4,019               4,356
   Accrued expenses, compensation and
       related items and other current liabilities                       16,744              16,410
                                                                      ---------           ---------
       Total current liabilities                                         39,055              38,816

Long-Term Debt--Less Current Portion                                     16,767              17,929
Deferred Income Taxes                                                     3,066               1,897
Deferred Liabilities                                                     19,726              18,975

Shareholders' Equity
   Preferred shares, without par value:
       Authorized--1,000,000 shares
       Issued--None
   Common shares, at stated value:
       Authorized--15,000,000 shares
       Issued-- 8,435,923 shares
         (8,383,342 at August 31, 1993)                                   8,436               8,383
   Capital in excess of stated value                                     62,498              62,047
   Retained earnings                                                     32,684              28,577
   Less cost of 3,863 shares at
       August 31, 1993 in treasury                                                              (87)
                                                                      ---------           ---------
                                                                        103,618              98,920
                                                                      ---------           ---------
                                                                      $ 182,232           $ 176,537
                                                                      =========           =========

See notes to consolidated condensed financial statements.


                         AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                (dollars in thousands except per share amounts)
                                  (unaudited)



                                                 Three Months Ended                   Six Months Ended
                                             ----------------------             ---------------------------
                                             February 27      February 28       February 27     February 28
                                                1994             1993               1994           1993
                                             ------------     ----------        ------------    ------------
Consolidated Condensed Statements
- ---------------------------------
of Operations
- -------------

Net sales                                      $ 67,697       $ 56,405          $   128,025       $  109,479

Cost of sales                                    53,003         43,393              100,696           84,801
                                               --------       --------          -----------       ----------
Gross profit                                     14,694         13,012               27,329           24,678
Selling, general and
  administrative expenses                         8,869          8,050               16,842           15,602
Interest expense                                    388            371                  824              716
Other income                                        (96)           (12)                 (98)             (85)
                                               --------       --------          -----------       ----------
                                                  9,161          8,409               17,568           16,233
                                               --------       --------          -----------       ----------
Income before income taxes                        5,533          4,603                9,761            8,445
Income taxes                                      2,020          1,657                3,563            3,040
                                               --------       --------          -----------       ----------
Income before cumulative effect of a
   change in accounting principle                 3,513          2,946                6,198            5,405
Cumulative effect of change in
   accounting for postretirement
   benefits other than pensions
   net of taxes                                                                                       (3,942)
                                               --------       --------           ----------       ----------
      Net Income                               $  3,513       $  2,946           $    6,198       $    1,463
                                               ========       ========           ==========       ==========

Consolidated Condensed Statements
- ---------------------------------
of Retained Earnings
- --------------------

Beginning retained earnings                  $   30,225       $ 22,058           $   28,577       $   24,695
Net income                                        3,513          2,946                6,198            1,463
Less dividends                                   (1,012)        (1,002)              (2,020)          (2,000)
Other                                               (42)            77                  (71)             (79)
                                             ----------        -------           ----------       ----------
   Ending Retained Earnings                  $   32,684       $ 24,079           $   32,684       $   24,079
                                             ==========       ========           ==========       ==========


Per Share Information
- ---------------------

Income per share:
   Before change in accounting               $      .42       $    .35           $      .74       $      .65
   Cumulative effect of change in
   accounting                                                                                           (.47)
                                             ----------       --------           ----------       ----------
Net income per share                         $      .42       $    .35           $      .74       $      .18
                                             ==========       ========           ==========       ==========

Dividends declared per share                 $      .12       $    .12           $      .24       $      .24
                                             ==========       ========           ==========       ==========

Dividends paid per share                     $      .12       $    .12           $      .24       $      .24
                                             ==========       ========           ==========       ==========

See notes to consolidated condensed financial statements.

                         AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)



                                                                     Six Months Ended
                                                                     ----------------
                                                            February 27          February 28
                                                                1994                 1993
                                                            --------------       ---------------
Operating Activities:
   Net income                                                 $    6,198          $     1,463
   Depreciation and amortization                                   6,436                5,957
   Cumulative effect of change in
       accounting principle                                                             6,159
   Deferred liabilities                                            1,920               (2,813)
   Other                                                              28                   31
                                                              ----------          -----------
                                                                  14,582               10,797

   Changes in assets and liabilities:
       -  Receivables                                             (7,508)                (489)
       -  Inventories                                              1,123               (4,091)
       -  Other current assets                                      (542)                (521)
       -  Prepaid pension costs                                      312                  226
       -  Other assets                                                87                 (912)
       -  Accounts payable                                           242               (4,197)
       -  Accrued liabilities                                        334                2,090
      Net Cash Provided                                       ----------          -----------
           By Operating Activities                                 8,630                2,903

Investing Activities:
   Discontinued operation                                          5,557                1,958
   Additions to plant and equipment, net                          (4,580)              (6,193)
       Net Cash Provided (Used) By                            ----------          -----------
            Investing Activities                                     977               (4,235)

Financing Activities:
   Additions to long-term debt                                                          1,500
   Proceeds from exercise of stock options                           591                  348
   Reduction in long-term debt                                    (1,162)              (2,715)
   Short-term borrowings and current
     portion of notes payable                                       (337)               1,502
   Dividends                                                      (2,020)              (2,000)
   Other                                                             (71)                 (89)
      Net Cash Used By                                        ----------          -----------
           Financing Activities                                   (2,999)              (1,454)
                                                              ----------          -----------
Net Change In Cash                                                 6,608               (2,786)
Cash at Beginning of Period                                        2,251                3,140
                                                              ----------          -----------
Cash at End of Period                                         $    8,859          $       354
                                                              ==========          ===========


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

Note B - Accounts Receivable
- ----------------------------
Accounts receivable are stated net of allowances for doubtful accounts of $185 at February 27, 1994 and $172 at August 31, 1993.

Note C - Inventories
- --------------------
Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets
- ---------------------
The major components are:

                                                                    February 27        August 31
                                                                       1994             1993
                                                                    ---------          -------
Properties held for sale                                            $      553        $      579
Technical and product programs                                           1,823             2,200
Goodwill                                                                 2,817             2,860
Prepaid pension costs                                                      287               599
Other assets and deferred charges                                        5,133             5,197
                                                                    ----------        ----------
                                                                    $   10,613        $   11,435
                                                                    ==========        ==========

Note E - Deferred Liabilities
- -----------------------------
Deferred liabilities include the noncurrent portion of retirement, compensation, medical benefits, and estimated future payouts under the Company's self-insured workers' compensation program. These liabilities primarily relate to the Company's provisions for restructuring operations, a discontinued operation and postretirement benefits. Significant related noncurrent liabilities at February 27, 1994 and August 31, 1993 respectively, were: medical - $2,900 and $3,100; workers' compensation - $600 and $1,000; disposition of operations - $5,600 and $5,600; postretirement benefits other than pensions were $6,000 and $6,200. These accruals are not deductible for income tax purposes until paid and are accounted for as temporary differences in the Company's tax provision.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (dollars in thousands except share amounts)
                                  (unaudited)

Note F - Long-Term Debt
- -----------------------
The following table summarizes the Company's borrowings
                                                February 27           August 31
                                                    1994                 1993
                                                -----------           ---------
     Senior notes                                 $ 13,821             $ 14,696
     Industrial revenue bonds                        6,965                7,589
                                                  --------             --------
     Total Obligations                              20,786               22,285

     Less current portion of notes payable           4,019                4,356
                                                  --------             --------
                                                  $ 16,767             $ 17,929
                                                  ========             ========



Note G - Income Taxes
- ---------------------
The estimated effective tax rates are 36.5% and 36.0% for the second quarters of 1994 and 1993, respectively.


Note H - Net Income Per Share
- -----------------------------
For the second quarter of 1994 and 1993, the weighted average number of common shares used to calculate income per share was 8,409,276 and 8,334,719, and for the first six months of 1994 and 1993 was 8,399,532 and 8,322,930, respectively.

                         AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Net sales of $67.7 million in the current quarter ended February 27, 1994 increased 20.0% from the prior year second quarter. Flow Control Products' sales increased slightly to $29.9 million. Engineered Components' sales rose 37% to $37.8 million primarily due to the continued strong demand for aluminum wheels.

Gross profit for the second quarter of fiscal 1994 and 1993 was $14.7 million and $13.0 million, respectively. The increase in gross profit was primarily attributable to the increase in sales. Gross profit as a percent of sales for the second quarter of 1994 was 21.7% compared to 23.1% in 1993. This decrease is primarily due to underutilization of two recently completed automotive parts plants.

Selling, general and administrative expenses for the second quarter were $8.9 million compared to $8.1 million in fiscal 1993. The increase was primarily related to higher expenditures in support of new product and sales development.

Interest expense was $.4 million, for both the current quarter and the second quarter of fiscal 1993. No interest was capitalized in the current quarter. In the second quarter of 1993, interest totaling $.2 million was capitalized.


Results by Business Segment (unaudited)
- ---------------------------------------
(dollars in thousands)

                                               Three Months Ended               Six Months Ended
                                           --------------------------     ----------------------------
                                           February 27    February 28     February 27      February 28
                                              1994           1993              1994          1993
                                           -----------   ------------     -----------     ------------
Net Sales
- ---------
   Flow Control Products                   $  29,850       $   28,785     $    55,711      $    53,851
   Engineered Components                      37,847           27,620          72,314           55,628
                                           ---------       ----------     -----------      -----------
                                           $  67,697       $   56,405     $  128,025       $   109,479
                                           =========       ==========     ============     ===========


Income Before Taxes
- -------------------

   Flow Control Products                   $   5,269        $    4,369    $     9,376      $     7,409
   Engineered Components                       2,262             2,040          4,307            4,320
   Corporate Expense                          (1,610)           (1,435)        (3,098)          (2,568)
   Interest Expense                             (388)             (371)          (824)            (716)
                                           ---------        ----------    -----------      -----------
                                           $   5,533        $    4,603    $     9,761      $     8,445
                                           =========        ==========    ============     ===========

Flow Control Products operating income in the second quarter of $5.3 million was higher by 20.6% from the prior year comparable period as a result of improved margins resulting from cost reductions. Engineered Components' operating income of $2.3 million increased 10.9% when compared to the second quarter of 1993 due to the increased volume of aluminum wheel sales.

                         AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Capital Resources and Liquidity
- -------------------------------
Net cash provided by operations was $8.6 million for the first six months of fiscal 1994 compared to cash provided by operations of $2.9 million for the comparable period for fiscal 1993. In 1994, cash provided by net income, depreciation and amortization was partially offset by an increase in working capital of $6.4 million. In the prior year, cash provided by net income, depreciation and amortization was offset by a $7.2 million increase in working capital.

Capital expenditures were $4.6 million and $6.2 million for the six-month period of fiscal 1994 and 1993, respectively. At February 27, 1994, the Company had $3.7 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Long-term debt was 13.9% of total capital at February 27, 1994 and 15.3% at August 31, 1993. The decrease during the period is due to lower debt levels and increased retained earnings.

The Company may borrow up to $40 million under a Revolving Credit Agreement which expires September 1, 1997. In addition, the Company maintains bank lines of credit under which it may borrow up to $25 million. At February 27, 1994, there were no borrowings under the Revolving Credit Agreement and none outstanding under the bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

The Company has sold the iron foundry and pole line hardware portion of the Stanley G. Flagg & Co. division. A pretax provision of $22 million was made in fiscal 1992 based on the expected proceeds of this divestiture.

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

The Company, as is normal for the industry in which it operates, is subject to periodic environmental site investigations and inquiries. The Company has been identified as a "potentially responsible party" by various state agencies and by the United States Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for costs associated with eight multi-party "superfund" sites and three state environmental remediation sites. While the Company could be found jointly and severally liable at a number of these sites, the Company, in each case, is contesting any responsibility or believes that its liability will not be material because of the nature of the waste involved or the limited amount of waste generated by the Company which was allegedly disposed of at the site. With respect to one such site (located in Ironton, Ohio), another potentially responsible party has brought an action seeking contribution from the Company for a portion of the total response and remediation costs, which the plaintiff has claimed may exceed $20 million. The Company believes that its ultimate equitable share, if any, of any liability for clean-up costs at the site will not be material.

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

                        AMCAST INDUSTRIAL CORPORATION


Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
a) The annual meeting of shareholders of Amcast Industrial Corporation was held on December 10, 1993.

b) At the annual meeting, shareholders voted on and approved two proposals. Those proposals are stated below, together with information concerning the votes cast.

   1.    Election of three directors to serve for a term of three years.

         Directors elected were James K. Baker, Earl T. O'Loughlin, and R. W. Van Sant.


                            James K. Baker        Earl T. O'Loughlin      R. W. Van Sant
                            --------------        ------------------      --------------
         Shares For              6,909,309             6,919,601             6,908,325
         Shares Withheld            30,299                20,007                31,283
         Total                   6,939,608             6,939,608             6,939,608



   2. Ratifaction of the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending August 31, 1994.



         Shares For                                     6,918,760
         Shares Against                                     8,226
         Shares Abstain                                    12,622
         Total                                          6,939,608



Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------
a) Exhibits -- None.

b) Reports on Form 8-K--No reports on Form 8-K were filed by the Company during the quarter ended February 27, 1994.

                         AMCAST INDUSTRIAL CORPORATION


                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AMCAST INDUSTRIAL CORPORATION
                                          -----------------------------
                                          (Registrant Company)



Date:April 13, 1994                       By: /s/L. W. Ladehoff
     --------------                           ---------------------------------
                                          Leo W. Ladehoff, Chairman and
                                          Chief Executive Officer


Date:April 13, 1994                       By: /s/J. H. Shuey
     --------------                           ---------------------------------
                                          John H. Shuey, President and
                                          Chief Operating Officer
                                          (principal financial and accounting
                                                officer)

Date: April 13, 1994                      By: /s/W. L. Bown
      --------------                          ---------------------------------
                                          William L. Bown, Vice President
                                                and Controller