Form 10-Q
period 1994-05-29
AMCAST INDUSTRIAL CORP
filed 1994-07-13
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- - ---                  SECURITIES EXCHANGE ACT OF 1934


For the quarter ended May 29, 1994         Commission File Number 0-947
                      ------------                                -----


           A M C A S T   I N D U S T R I A L   C O R P O R A T I O N
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Ohio                                                 31-0258080
- - ------------------------                                  -------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)

7887 Washington Village Drive, Dayton, Ohio                       45459
- - -------------------------------------------                     ----------
(Address of principal executive offices)                        (Zip Code)


                            (Area Code 513) 291-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




- - ------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X                                       No
       ---                                         ---

Number of Common Shares outstanding, no par value, as of May 29, 1994 - 8,453,581 shares.


                         AMCAST INDUSTRIAL CORPORATION

                                   I N D E X
                                   ---------




PART I - FINANCIAL INFORMATION                                                                PAGE NO.
         ---------------------                                                                --------
     Item 1  -  Financial Statements:

                Consolidated Condensed Statements of Financial                                       3
                Condition - May 29, 1994 and August 31, 1993

                Consolidated Condensed Statements of Operations -                                    4
                for the Quarters and Nine Months Ended May 29, 1994
                and May 30, 1993

                Consolidated Condensed Statements of Retained Earnings -                             4
                for the Quarters and Nine Months Ended May 29, 1994
                and May 30, 1993

                Consolidated Condensed Statements of Cash Flows -                                    5
                for the Nine Months Ended May 29, 1994
                and May 30, 1993

                Notes to Consolidated Condensed Financial Statements                             6 - 7

     Item 2  -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                             8 - 10


PART II - OTHER INFORMATION
          -----------------

     Item 1 - Legal Proceedings                                                                     11

     Item 6 - Exhibits and Reports on Form 8-K                                                      11

SIGNATURES                                                                                          12





PART I - FINANCIAL INFORMATION

                         AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                                     May 29             August 31
ASSETS                                                                1994                 1993
- - ------                                                           --------------        ------------
                                                                  (unaudited)           (audited)
Current Assets
   Cash                                                                $ 16,741            $  2,251
   Accounts receivable                                                   37,514              33,764
   Inventories:
       Finished products                                                 17,646              18,008
       Work-in-process                                                   11,361              10,099
       Raw materials and supplies                                         8,094               6,465
                                                                       --------            --------
                                                                         37,101              34,572
   Other current assets                                                   5,858               4,326
                                                                       --------            --------
       Total current assets                                              97,214              74,913

Property, Plant and Equipment                                           142,239             134,621
   Less allowances for depreciation                                     (72,871)            (64,412)
                                                                       --------            --------
                                                                         69,368              70,209

Net Assets of Discontinued Operation                                     14,037              19,980

Other Assets                                                             10,705              11,435
                                                                       --------            --------
                                                                       $191,324            $176,537
                                                                       ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Current Liabilities
   Accounts payable                                                    $ 21,730            $ 18,050
   Current portion of notes payable                                       4,019               4,356
   Accrued expenses, compensation and
       related items and other current liabilities                       18,384              16,410
                                                                       --------            --------
       Total current liabilities                                         44,133              38,816

Long-Term Debt--Less Current Portion                                     16,767              17,929
Deferred Income Taxes                                                     3,720               1,897
Deferred Liabilities                                                     19,662              18,975

Shareholders' Equity
   Preferred shares, without par value:
       Authorized--1,000,000 shares
       Issued--None
   Common shares, at stated value:
       Authorized--15,000,000 shares
       Issued-- 8,453,581 shares
         (8,383,342 at August 31, 1993)                                   8,454               8,383
   Capital in excess of stated value                                     62,693              62,047
   Retained earnings                                                     35,895              28,577
   Less cost of 3,863 shares at
       August 31, 1993 in treasury                                                              (87)
                                                                       --------            --------
                                                                        107,042              98,920
                                                                       --------            --------
                                                                       $191,324            $176,537
                                                                       ========            ========

See notes to consolidated condensed financial statements.




                         AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                (dollars in thousands except per share amounts)
                                  (unaudited)


                                                Three Months Ended                    Nine Months Ended
                                              -----------------------               ---------------------
                                               May 29           May 30             May 29          May 30
                                                1994             1993               1994            1993
                                               -------          ------             ------          ------

Consolidated Condensed Statements
- - ---------------------------------
of Operations
- - -------------

Net sales                                    $   70,902        $55,770          $   198,927         $165,248

Cost of sales                                    55,080         42,891              155,777          127,691
                                             ----------        -------          -----------         --------
Gross profit                                     15,822         12,879               43,150           37,557
Selling, general and
  administrative expenses                         9,320          7,304               26,162           22,906
Interest expense                                    421            263                1,244              979
Other income                                       (173)           (12)                (271)             (97)
                                             ----------        -------          -----------         --------
                                                  9,568          7,555               27,135           23,788
                                             ----------        -------          -----------         --------

Income before income taxes                        6,254          5,324               16,015           13,769
Income taxes                                      1,963          1,917                5,525            4,957
                                             ----------        -------          -----------         --------
Income before cumulative effect of a
   change in accounting principle                 4,291          3,407               10,490            8,812
Cumulative effect of change in
   accounting for postretirement
   benefits other than pensions
   net of taxes                                                                                       (3,942)
                                             ----------        -------          -----------         --------
      Net Income                             $    4,291        $ 3,407          $    10,490         $  4,870
                                             ==========        =======          ===========         ========

Consolidated Condensed Statements
- - ---------------------------------
of Retained Earnings
- - --------------------

Beginning retained earnings                  $   32,684        $24,079          $    28,577         $ 24,695
Net income                                        4,291          3,407               10,490            4,870
Less dividends                                   (1,014)        (1,007)              (3,034)          (3,007)
Other                                               (66)           (37)                (138)            (116)
                                             ----------        -------          -----------         --------
   Ending Retained Earnings                  $   35,895        $26,442          $    35,895         $ 26,442
                                             ==========        =======          ===========         ========

Per Share Information
- - ---------------------

Income per share:
   Before change in accounting               $      .51        $   .41          $      1.25         $   1.06
   Cumulative effect of change in
   accounting                                                                                           (.47)
                                             ----------        -------          -----------         --------
Net income per share                         $      .51        $   .41          $      1.25         $    .59
                                             ==========        =======          ===========         ========
Dividends declared per share                 $      .12        $   .12          $       .36         $    .36
                                             ==========        =======          ===========         ========
Dividends paid per share                     $      .12        $   .12          $       .36         $    .36
                                             ==========        =======          ===========         ========


See notes to consolidated condensed financial statements.




                         AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)



                                                                      Nine Months Ended
                                                                      -----------------
                                                                May 29               May 30
                                                                 1994                 1993
                                                            --------------        ------------

Operating Activities:
   Net income                                                 $   10,490          $     4,870
   Depreciation and amortization                                   9,727                9,075
   Cumulative effect of change in
       accounting principle                                                             6,159
   Deferred liabilities                                            2,510               (2,615)
   Other                                                              10                   46
                                                              ----------          -----------
                                                                  22,737               17,535

   Changes in assets and liabilities:
       -  Receivables                                             (3,750)               3,688
       -  Inventories                                             (2,529)              (5,543)
       -  Other current assets                                    (1,532)              (1,637)
       -  Prepaid pension costs                                      331                  365
       -  Other assets                                              (246)              (1,893)
       -  Accounts payable                                         3,680               (5,622)
       -  Accrued liabilities                                      1,974                3,263
                                                              ----------          -----------
      Net Cash Provided
           By Operating Activities                                20,665               10,156

Investing Activities:
   Discontinued operation                                          5,943                1,165
   Additions to plant and equipment, net                          (8,251)              (9,599)
                                                              ----------          -----------
       Net Cash Provided (Used) By
            Investing Activities                                  (2,308)              (8,434)

Financing Activities:
   Proceeds from exercise of stock options                           804                  637
   Reduction in long-term debt                                    (1,162)              (1,243)
   Short-term borrowings and current
     portion of notes payable                                       (337)                   2
   Dividends                                                      (3,034)              (3,007)
   Other                                                            (138)                (126)
                                                              ----------          -----------
      Net Cash Provided (Used) By
           Financing Activities                                   (3,867)              (3,737)
                                                              ----------          -----------
Net Change In Cash                                                14,490               (2,015)
Cash at Beginning of Period                                        2,251                3,140
                                                              ----------          -----------
Cash at End of Period                                         $   16,741          $     1,125
                                                              ==========          ============


See notes to consolidated condensed financial statements.



                         AMCAST INDUSTRIAL CORPORATION
                        NOTES TO CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS
                  (dollars in thousands except share amounts)
                                  (unaudited)


Note A - Preparation of Financial Statements
- - --------------------------------------------

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

Note B - Accounts Receivable
- - ----------------------------

Accounts receivable are stated net of allowances for doubtful accounts of $184 at May 29, 1994 and $172 at August 31, 1993.

Note C - Inventories
- - --------------------

Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets
- - ---------------------

The major components are:

                                                May 29         August 31
                                                 1994             1993
                                              ---------        ---------
Properties held for sale                        $   553           $   579
Technical and product programs                    1,625             2,200
Goodwill                                          2,795             2,860
Prepaid pension costs                               268               599
Other assets and deferred charges                 5,464             5,197
                                                -------           -------
                                                $10,705           $11,435
                                                =======           =======

Note E - Deferred Liabilities
- - -----------------------------

Deferred liabilities include the noncurrent portion of retirement, compensation, medical benefits, and estimated future payouts under the Company's self-insured workers' compensation program. These liabilities primarily relate to the Company's provisions for restructuring operations, a discontinued operation and postretirement benefits. Significant related noncurrent liabilities at May 29, 1994 and August 31, 1993 respectively, were: medical - $2,800 and $3,100; workers' compensation - $400 and $1,000; disposition of operations - $5,100 and $5,600; postretirement benefits other than pensions were $5,800 and $6,200. These accruals are not deductible for income tax purposes until paid and are accounted for as temporary differences in the Company's tax provision.

                         AMCAST INDUSTRIAL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (dollars in thousands except share amounts)
                                  (unaudited)


Note F - Long-Term Debt
- - -----------------------

The following table summarizes the Company's borrowings:

                                                                              May 29             August 31
                                                                               1994                 1993
                                                                          ---------------        ----------
     Senior notes                                                              $13,821              $14,696
     Industrial revenue bonds                                                    6,965                7,589
                                                                               -------              -------
     Total Obligations                                                          20,786               22,285

     Less current portion of notes payable                                       4,019                4,356
                                                                               -------              -------
                                                                               $16,767              $17,929
                                                                               =======              =======


Note G - Income Taxes
- - ---------------------

In the third quarter, the annual effective income tax rate was reduced from 36.5% to 34.5% to reflect the tax benefit derived from the conversion of Casting Technology Corporation, a 60% owned joint venture, to a partnership. The impact of this change reduced the third quarter tax expense by $320,000. The effective tax rates are 31.4% and 36.0% for the third quarters of 1994 and 1993, respectively.


Note H - Net Income Per Share
- - -----------------------------

For the third quarters of 1994 and 1993, the weighted average number of common shares used to calculate income per share was 8,444,491 and 8,359,923, and for the first nine months of 1994 and 1993 was 8,414,629 and 8,335,307, respectively.

                         AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Net sales of $70.9 million in the current quarter ended May 29, 1994 increased 27.1% from the prior year third quarter. Flow Control Products' sales increased 32.9% to $33.6 million primarily due to the improvement in housing starts which provided a strong market for copper fittings. Engineered Components' sales rose 22.3% to $37.3 million primarily due to the continued strong automotive market.

Net sales of $198.9 million in the nine-month period of fiscal 1994 increased 20.4% from the comparable prior year period. Flow Control Products' sales rose 12.9% to $89.3 million, and Engineered Components' sales increased 27.3% to $109.6 million. The increase in Engineered Component sales is due to the strong demand for aluminum wheels.

Gross profit for the third quarter of fiscal 1994 and 1993 was $15.8 million and $12.9 million, respectively. The increase in gross profit was primarily attributable to the increase in sales. Gross profit as a percent of sales for the third quarter of 1994 was 22.3% compared to 23.1% in 1993. This decrease is due to the increase in the cost of copper during the current quarter. For the nine-month periods of 1994 and 1993, the gross profit was $43.2 million and $37.6 million, respectively. The gross profit percent for the nine-month period decreased to 21.7% from 22.7% primarily due to the underutilization of two recently completed automotive parts plants.

Selling, general and administrative expenses for the third quarter were $9.3 million, up from $7.3 million in fiscal 1993, as a result of increased volume related selling expenses, and higher expenditures in support of new product and sales development. As a percent of sales, these expenses were 13.1% for both the third quarter 1994 and 1993. For the nine-month periods, selling, general and administrative expenses were 13.2% and 13.9% in 1994 and 1993, respectively, as a percent of sales. The lower percent of sales in the current year is due to increased sales volume.

Interest expense was $.4 million for the current quarter and $.3 million for the third quarter of fiscal 1993. No interest was capitalized in the current quarter. In the third quarter of 1993, interest totaling $.3 million was capitalized. Current year-to-date interest expense is $1.2 million compared to $1.0 million in fiscal 1993. No interest has been capitalized in the current year, while $.7 million was capitalized in 1993.



                         AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results by Business Segment (unaudited)
- - --------------------------------------
(dollars in thousands)

                                               Three Months Ended               Nine Months Ended
                                           ---------------------------     ----------------------------
                                              May 29         May 30           May 29         May 30
                                               1994           1993             1994           1993
                                           ------------- -------------     -------------  -------------
Net Sales
- - ---------

   Flow Control Products                     $33,602           $25,283       $ 89,313         $ 79,132
   Engineered Components                      37,300            30,487        109,614           86,116
                                             -------           -------       --------         --------

                                             $70,902           $55,770       $198,927         $165,248
                                             =======           =======       ========         ========
Income Before Taxes
- - -------------------

   Flow Control Products                     $ 4,998           $ 3,476       $ 14,374         $ 10,885
   Engineered Components                       3,108             2,992          7,415            7,312
   Corporate Expense                          (1,431)             (882)        (4,529)          (3,449)
   Interest Expense                             (421)             (262)        (1,245)            (979)
                                             -------           -------       --------         --------
                                             $ 6,254           $ 5,324       $ 16,015         $ 13,769
                                             =======           =======       ========         ========

Flow Control Products' operating income in the third quarter of $5.0 million was higher by 43.8% from the prior year comparable period as a result of both improved margins resulting from cost reductions and increased sales volume. Engineered Components' operating income of $3.1 million increased 3.9% when compared to the third quarter of 1993 due to the increased volume of aluminum wheel sales. Year-to-date Flow Control Products' operating income rose by 32.1% from fiscal year 1993. Engineered Components' nine-month operating income showed a slight increase over the prior period.

Capital Resources and Liquidity
- - -------------------------------

Net cash provided by operations was $20.7 million for the first nine months of fiscal 1994 compared to cash provided by operations of $10.2 million for the comparable period of fiscal 1993. In 1994, cash provided by net income, depreciation and amortization was partially offset by an increase in working capital of $2.2 million. In the prior year, cash provided by net income, depreciation and amortization was offset by a $5.9 million increase in working capital.

Capital expenditures were $8.3 million and $9.6 million for the nine-month period of fiscal 1994 and 1993, respectively. At May 29, 1994, the Company had $5.4 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Long-term debt was 13.5% of total capital at May 29, 1994, down from 15.3% at August 31, 1993. The decrease during the period is due to lower debt levels and increased retained earnings.

                         AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The Company may borrow up to $40 million under a Revolving Credit Agreement which expires September 1, 1997. In addition, the Company maintains bank lines of credit under which it may borrow up to $25 million. At May 29, 1994, there were no borrowings under the Revolving Credit Agreement and none outstanding under the bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

The Company has sold the iron foundry and pole line hardware portion of the Stanley G. Flagg division. The net assets of this discontinued operation were $14.0 million and $20.0 million at May 29, 1994 and August 31, 1993 consisting of current assets, current liabilities, and fixed assets, net of allowance for estimated loss on disposal.

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

                         AMCAST INDUSTRIAL CORPORATION


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
- - --------------------------

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

The Company, as is normal for the industry in which it operates, is subject to periodic environmental site investigations and inquiries. The Company has been identified as a "potentially responsible party" by various state agencies and by the United States Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for costs associated with seven multi-party "superfund" sites and four state environmental remediation sites. While the Company could be found jointly and severally liable at a number of these sites, the Company, in each case, is contesting any responsibility or believes that its liability will not be material because of the nature of the waste involved or the limited amount of waste generated by the Company which was allegedly disposed of at the site. With respect to one such site (located in Ironton, Ohio), another potentially responsible party has brought an action seeking contribution from the Company for a portion of the total response and remediation costs, which the plaintiff has claimed may exceed $20 million. The Company believes that its ultimate equitable share, if any, of any liability for clean-up costs at the site will not be material.

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


Item 6 - Exhibits and Reports on Form 8-K
- - -----------------------------------------

a)       Exhibits -- None.

b) Reports on Form 8-K--No reports on Form 8-K were filed by the Company during the quarter ended May 29, 1994.

                         AMCAST INDUSTRIAL CORPORATION


                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMCAST INDUSTRIAL CORPORATION
                                   -----------------------------
                                   (Registrant Company)



Date: July 13, 1994                By: /s/L. W. Ladehoff
      -------------                     ---------------------------------------------
                                       Leo W. Ladehoff, Chairman and
                                       Chief Executive Officer


Date: July 13, 1994                By: /s/J. H. Shuey
      -------------                     ---------------------------------------------
                                       John H. Shuey, President and
                                       Chief Operating Officer
                                       (principal financial and accounting officer)

Date: July 13, 1994                By: /s/W. L. Bown
      -------------                    ---------------------------------------------
                                       William L. Bown, Vice President and Controller

