Form 10-K
period 1994-08-31
AMCAST INDUSTRIAL CORP
filed 1994-11-29
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended August 31, 1994      Commission file number 0-947
                          ---------------                             -----

                         AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          OHIO                                             31-0258080
- - ------------------------                           --------------------------
(State of Incorporation)                                (I.R.S. employer
                                                       identification no.)

7887 Washington Village Drive, Dayton, Ohio                  45459
- - -----------------------------------------------------------------------------
 (Address of principal executive officers)                 (Zip Code)

                            291-7000 (Area Code 513)
- - -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                        COMMON SHARES, WITHOUT PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---

   Aggregate market value of common stock, no par value, held by non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of October 14, 1994--$183,119,442.

   Number of common shares outstanding, without par value, as of October 14, 1994--8,459,396 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts I, II and IV--Portions of Annual Report to Shareholders for the year ended August 31, 1994.

   Part III--Portions of Proxy Statement for the Annual Meeting of Shareholders to be held on December 14, 1994 filed November 10, 1994.

   Index to exhibits at page 19 of this report.

                                     PART I
                                     ------

ITEM 1 - BUSINESS
- - -----------------
      Amcast Industrial Corporation, an Ohio corporation organized in 1869, and its subsidiaries (called collectively "Amcast" or the "company") are engaged in the business of producing fabricated metal products, valves and controls, and cast and tubular metal products, in a variety of shapes, sizes, and metals for sale to end users directly and through sales representatives and distributor organizations and to original equipment manufacturers. Manufacturing facilities are located in five states, primarily in the eastern half of the United States. The company's business operations are conducted through three divisions and nine wholly-owned subsidiaries. Its subsidiaries include Amcast Industrial Ltd., an Ontario, Canada corporation; Elkhart Products Corporation (Elkhart), an Indiana corporation; WheelTek, Inc. (WheelTek), an Indiana corporation; Amcast Industrial Investment Corporation, a Delaware corporation; Amcast Automotive, Inc. (formerly Midwest Marketing Services Corporation), a Michigan corporation; Amcast Industrial Financial Services, Inc., an Ohio corporation; Amcast Industrial Sales Corporation, a U.S. Virgin Islands corporation; Amcast Casting Technologies, Inc., an Indiana Corporation and Amcast Precision Products, Inc., a California corporation. During fiscal 1992, Amcast and Izumi Industries, Ltd. of Japan, formed a joint venture, Casting Technology Corporation. Amcast owns 60% of the joint venture. In 1994, the joint venture was converted to a partnership, Casting Technology Company.

      During the fourth quarter of 1993, the company elected early adoption, effective September 1, 1992, of the Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires companies to record a liability for employees' accumulated postretirement benefit costs and to recognize on-going expenses on an accrual basis. The company recognized a $6,159 pretax cumulative effect of the change in accounting principle, which represents the accumulated postretirement benefit obligation as of September 1, 1992. The effect on net income and shareholders' equity was $3,942, or $.47 per share. The impact on fiscal year 1993 operating results, due to the adoption of SFAS 106, was not material. See Postretirement Health Care and Life Insurance footnote of the company's Annual Report to Shareholders for the year ended August 31, 1994, Exhibit 13.1, page 52 herein.

      Effective August 31, 1992, the company's Board of Directors approved a plan to divest Stanley G. Flagg & Co. (Flagg), a manufacturer of iron and brass pipe fittings, previously reported as part of the Flow Control Products segment. This action was prompted by unprofitable operations that were plagued by industry overcapacity and weak demand in the iron pipe fittings product line. The company made a pretax provision of $22 million based on the expected proceeds of this divestiture. A significant portion of the Flagg assets, relating to the iron and pole line hardware businesses, have been sold and, although operating losses, until disposition, are greater than originally estimated, the loss on the sale of assets and estimated liabilities are expected to be less than the amounts initially provided. Annual sales and results of the remaining brass business are not material to the company. At August 31, 1994, the company believes that it has provided adequately for the effect of the disposal of the remaining assets of Flagg and the operating losses through the date of disposal. See Discontinued Operation footnote of the company's Annual Report to Shareholders for the year ended August 31, 1994,
Exhibit 13.1, page 42 herein.

      The company operates in two business segments--1) Flow Control Products and (2) Engineered Components. Information concerning the net sales, operating profit and identifiable assets of each segment for fiscal years 1992 through 1994 appears under "Business Segments" in the Notes to Consolidated Financial Statements in the company's Annual Report to Shareholders for the year ended August 31, 1994, Exhibit 13.1, page 56 herein. Amcast has no foreign manufacturing operations and export sales to customers in foreign countries are not material.

- - -----------------
FLOW CONTROL PRODUCTS
- - ---------------------
      The Flow Control Products segment (Flow Control) includes the business of the Superior Valve division (Superior Valve), the Elkhart subsidiary, and Amcast Industrial Ltd. Superior Valve, acquired in October 1986, manufactures valves and accessories used in air conditioning and refrigeration systems, and compressed gas cylinder valves for the welding, specialty, carbonic, and medical gas industries. Elkhart, acquired in July 1983, produces wrot copper fittings for use in residential and commercial water systems and markets bronze pipe fittings and valves. Amcast Industrial Ltd. is the common Canadian marketing arm for Amcast's Flow Control segment manufacturing units.

          The company's Flow Control business is a leading supplier of pipe fittings for the industrial, commercial, and residential construction markets, valves utilized in air-conditioning and refrigeration systems, and industrial compressed gas applications. These products are sold through distributors and wholesalers. Shipments are made by truck from company locations directly to customers. The competition is comprised of a number of manufacturers of parts for air conditioning, refrigeration, and plumbing systems, gas meters, and valves and controls. The company believes that competition in this segment is based on a number of factors including product quality, service, delivery, and value.

      Most of the Flow Control business is based on customer purchase orders for their current product requirements and such orders are filled from company inventory. Orders are not considered firm beyond a 90-day period.

      See Properties at Item 2 of this report for information on the company's facilities which operate in this segment.

ENGINEERED COMPONENTS
- - ---------------------
      The Engineered Components segment produces cast and fabricated metal products principally for sale to original equipment manufacturers in the transportation, construction, air conditioning, refrigeration, and aviation/defense industries. The company's manufacturing processes involve the melting of raw materials for casting into metal products having the configuration, flexibility, strength, weight, and finish required for the customer's end use. The company also custom fabricates copper and aluminum tubing parts. The company manufactures products on a high-volume, medium-volume, and specialized basis and its metal capabilities include aluminum, steel, brass, and copper. Products manufactured by this segment include castings for suspension, air conditioning and anti-lock braking systems, master cylinders, differential carriers and cast aluminum wheels for use on automobiles and light trucks; and parts for use in heating and air conditioning systems. The company also designs and manufactures close-tolerance aluminum and specialty steel investment castings and related items for sale to aviation and aerospace companies. Delivery is mostly by truck from Amcast locations directly to customers.

      Amcast is not solely dependent on a single customer. However, a significant portion of the company's Engineered Components business is directly or indirectly dependent on the major automobile manufacturers. The company's net sales to various divisions of General Motors Corporation in fiscal 1994 were $89.3 million. No other customer accounted for more than 10% of consolidated sales in fiscal 1994.

      The company's non-aerospace business of the Engineered Components segment is on a "blanket" order basis and is generally based on supplying a percentage of the customer's annual requirements for a particular part. Customers issue firm releases and shipping schedules each month against their blanket orders depending on their current needs. As a result, order backlog varies from month to month and is not considered firm beyond a 30-day period. Amcast believes that price, product quality, and delivery are the principal bases of competition within the industry.

- - -----------------
ENGINEERED COMPONENTS (cont'd)
- - ---------------------
      The order backlog of the aviation and aerospace business was $23.4 million at August 31, 1994, and $25.5 million at August 31, 1993. Backlog at August 31, 1994, is expected to result in revenue of $12.3 million during fiscal 1995.

      See Properties at Item 2 of this report for information on the company's facilities which operate in this segment.

GENERAL INFORMATION
- - -------------------
      Raw materials essential to the business are purchased from suppliers located in the general vicinity of each operating facility. Availability of these materials is judged to be adequate. The company does not anticipate any material shortage that will alter production schedules during the coming year.

      Amcast owns a number of patents and patent applications relating to the design of its products. While Amcast considers, in the aggregate, these patents are important to operations, it believes that the successful manufacture and sale of its products generally depend more on the company's technological know-how and manufacturing skills.

      Capital expenditures related to compliance with federal, state, and local environmental protection regulations for fiscal 1995 and 1996 are not expected to be material. Management believes that operating costs related to environmental protection will not have a materially adverse effect on future earnings or the company's competitive position in the industry.

      The number of persons employed by the continuing operations of Amcast averaged 2,100 in fiscal 1994 and 1,900 in both fiscal 1993 and 1992.

      No material portion of Amcast's business is seasonal.

RECENT DEVELOPMENTS
- - -------------------
None

ITEM 2 - PROPERTIES
- - -------------------

    The following table provides certain information relating to the company's principal facilities as of October 14, 1994:

                                             SQUARE
              FACILITY                       FOOTAGE                              USE
- - ------------------------------------         -------          -------------------------------------
Flow Control Products Segment
- - -----------------------------


SUPERIOR VALVE DIVISION                       80,200          High and low pressure specialty
Washington, Pennsylvania                                      valve manufacturing plant,
                                                              warehouse, sales and general
                                                              offices

ELKHART PRODUCTS                             222,000          Copper fittings manufacturing
CORPORATION SUBSIDIARY                                        plant, warehouse, and sales and
Elkhart, Indiana                                              general offices

Fayetteville, Arkansas                       107,800          Copper fittings manufacturing
                                                              plant

AMCAST INDUSTRIAL LTD.                        20,214          Distribution warehouse and branch
SUBSIDIARY                                                    sales office for Flow Control
Burlington, Ontario Canada                                    Products


Engineered Components Segment
- - -----------------------------

ELKHART PRODUCTS                             105,748          Custom fabricated copper and
CORPORATION SUBSIDIARY                                        aluminum tubular products
Geneva, Indiana                                               manufacturing plant

AMCAST PRECISION                              70,000          Aluminum and specialty steel
PRODUCTS, INC. SUBSIDIARY                                     investment casting foundry
Rancho Cucamonga, California

META-MOLD DIVISION                           133,000          High-volume, aluminum alloy
Cedarburg, Wisconsin                                          permanent-mold foundry

Richmond, Indiana                             97,300          High-volume, aluminum alloy
                                                              permanent-mold foundry

WHEELTEK, INC.                               139,788          Cast aluminum automotive wheels
SUBSIDIARY
Fremont, Indiana

Gas City, Indiana                             76,000          Cast aluminum automotive wheels

AMCAST AUTOMOTIVE, INC.                        8,840          Automotive component sales,
SUBSIDIARY                                                    product development and
Southfield, Michigan                                          engineering center offices

- - -------------------

                                             SQUARE
              FACILITY                       FOOTAGE                              USE
- - ------------------------------------         -------          -------------------------------------

Corporate
- - ---------
CORPORATE CENTER                             16,281           Executive and general offices
Dayton, Ohio


Discontinued Operation
- - ----------------------

STANLEY G. FLAGG DIVISION                   575,000           Brass foundry,  machining
Stowe, Pennsylvania                                           operations, warehouse, and sales
                                                              and general offices


      The land and building in Rancho Cucamonga, California, are leased under a 5-year lease, with a requirement that Amcast purchase the property at the fair market price at the lease expiration in 1997. The land and building in Burlington, Ontario, are leased under a 5-year lease expiring in 1995, with an option to renew the lease for two successive 5-year terms. The land in Richmond and Gas City, Indiana is leased under 99 year leases, expiring in 2091. The Corporate offices are being leased for five years expiring in 1998. The Amcast Automotive offices are being leased for five years expiring in the year 2000, with an option for a five year renewal. All other properties are owned by the company. The lease at the former Miami, Florida facility was terminated during fiscal year 1994 and operations were transferred to the Rancho Cucamonga, California facility.

      A portion of the land and building at Fayetteville, Arkansas is subject to a mortgage in favor of Bank One, Dayton, NA, to secure the payment of a $5,050,000 bond issue dated December 1, 1991, and maturing December 1, 2004.

      The company's operating facilities are in good condition and are suitable for the company's purposes. Utilization of capacity is dependent upon customer demand. During fiscal 1994, productive capacity utilization by division ranged from 58% to 90%, and averaged 78% of the company's total capacity.

ITEM 3 - LEGAL PROCEEDINGS
- - --------------------------
      The company is subject to a range of federal, state and local laws and regulations governing the discharge of material into the environment or otherwise relating to the protection of the environment. The company periodically makes capital expenditures to meet the requirements of these laws and regulations; however, the company believes that the anticipated expenditures for such purposes in the foreseeable future will not be material to its financial position or its competitive position.

      The company, as is normal for the industry in which it operates, is subject to periodic environmental site investigations and inquiries. The company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S. EPA) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for costs associated with eight U.S. EPA led multi-party "superfund" sites and three state environmental agency led remediation sites. While the company could be found jointly and severally liable at a number of these sites, the company, in each case, is contesting any responsibility or believes that its liability will not be material because of the nature of the waste involved or the limited amount of waste generated by the company which was allegedly disposed of at these sites. With respect to one such site located in Ironton, Ohio, another potentially responsible party has brought an action entitled ALLIED-SIGNAL, INC., V. AMCAST INDUSTRIAL CORPORATION, in the U.S. District Court for the Southern District of Ohio, Western Division, Case No. C-3-92-013, seeking contribution from the company for a portion of the total response and remediation costs, which the plaintiff has claimed may exceed $20 million. The company believes that its ultimate equitable share, if any, of any liability for cleanup costs at this site will not be material.

      The company also is a defendant in a lawsuit entitled PUBLIC INTEREST RESEARCH GROUP, INC., ET AL. V. STANLEY G. FLAGG & CO., ET AL., in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 89-2137, which alleges that the content of zinc and other minerals in the waste water discharged at the company's Stowe, Pennsylvania, facility exceeded the levels allowed under the applicable permit during the period from October 1984 through October 1988. The suit seeks the assessment of penalties; however, the company believes that penalties, if any, should not be material because the discharge currently is in compliance with the permit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------
None

ITEM 4A - EXECUTIVE OFFICERS OF REGISTRANT
- - ------------------------------------------

      Leo W. Ladehoff, age 62, has been a Director since 1978, Chairman of the Board of the company since December 1980, Chief Executive Officer since May 1979, and President of the company from September 1990 to December 1993. Mr. Ladehoff was also President of the company from December 1978 until November 1986.

      John H. Shuey, age 48, has been President and Chief Operating Officer since December 1993 and a Director since March 1994. He was Executive Vice President from February 1991 to December 1993. From 1986 to 1991, Mr. Shuey was Senior Vice President, Finance and Chief Financial Officer at AM International (producer of business graphics equipment used in preparation and reproduction of information).

      Dennis A. Bertram, age 57, has been President and General Manager of the Automotive Products Group since May 1992. From May 1989 to May 1992 he was Vice President and General Manager of the WheelTek Division. From July 1986 to May 1989 he was Vice President of Operations for WheelTek.

      J. Randall Caraway, age 43, has been President of Amcast Precision Products, Inc. since March 1991. From August 1990 to March 1991 he was Vice President/General Manager of the Ontario Division. From 1988 to 1990 Mr. Caraway was President of Coastcast in California. Prior to his role of President he was Vice President of Operations of Coastcast.

      David L. Ewing, age 46, has been President of the Flow Control Products Group since January 1994 and Vice President/General Manager of Elkhart Products Corporation, Plumbing Division since April 1990. From May 1989 to April 1990 Mr. Ewing was President of Sensus Technologies. From September 1987 to May 1989 he was President of the coupling division of Rockwell International in TexarKana, Arkansas.

      Michael N. Powell, age 47, has been Vice President/General Manager of Superior Valve Company since April 1994. Mr. Powell was President and Chief Operating Officer of Versa Technologies, Inc. in Racine, Wisconsin from May 1991 to December 1993. Prior to that he was a Senior Vice President for Mark Controls Corporation in Skokie, Illinois.

      Douglas D. Watts, age 49, has been Vice President, Finance since August 1994. From 1987 to August 1994 Mr. Watts held various financial management positions with General Cable Corporation, of which the most recent post was Vice President and Controller. From 1985 to 1987 he was Vice President, Finance and Chief Financial Officer of LCP Chemicals and Plastics, Inc., Edison, New Jersey.

      William L. Bown, age 48, has been Vice President and Controller since June 1992. From November 1983 to May 1992 Mr. Bown was Controller of Worthington Industries, Inc. in Columbus, Ohio.

      Denis G. Daly, age 52, has been Vice President, Legal Affairs and Secretary, since January 1990. From January 1988 to December 1989 he worked in private practice at the law firm of Thompson, Hine, and Flory. From August 1982 to January 1988 he was Vice President, General Counsel, and Secretary at Day International (Dayco) in Dayton.

      William J. Durbin, age 49, has been Vice President, Human Resources, since July 1984. Mr. Durbin was Director of Personnel and Director of Management Resources of Carrier Transicold Co., Carrier North American Operations, and Carrier International Corp. from 1978 to 1984.

      Myron E. Frye, age 55, has been Vice President of Purchasing since November 1992. From March 1983 to November 1992 he was President of Purchasing / Materials Group, Inc. in Naperville, Illinois.

- - ------------------------------------------
      Robert P. Hensley, age 63, has been Assistant Vice President of Risk Management/ Assistant Secretary, since March 1989. From January 1987 to March 1989 he was Director of Risk Management/Assistant Secretary.

      Michael R. Higgins, age 48, has been Treasurer since January 1987.

      Yeshwant P. Telang, age 69, has been Senior Vice President, Technology and Competitive Manufacturing, since November 1991. He was Vice President, Technology from January 1985 to November 1991.

      Officers of Amcast are elected at the Board of Directors' first meeting following the annual meeting of shareholders and hold office until the first meeting of the board following the next Annual Meeting of Shareholders.


                                    PART II
                                    -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
- - --------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

          Amcast common stock is listed on the New York Stock Exchange, ticker symbol AIZ. As of August 31, 1994, there were 8,457,896 of the Company's common shares outstanding, and there were approximately 7,000 shareholders of Amcast's common stock, including shareholders of record and the company's estimate of beneficial holders.

                                                             Range of Stock
                                                                 Prices
                                                           -----------------                Dividends
                                                           High         Low                 Per Share
                                                           ----         ---                 ---------
                 1994
                 ----
                             First Quarter              $  20 3/4    $ 20 1/4                  $  .12
                             Second Quarter                25 3/4      25 1/8                     .12
                             Third Quarter                 25 7/8      21 3/8                     .12
                             Fourth Quarter                22          20                         .13

                 1993
                 ----
                             First Quarter              $  16 3/8    $ 11 5/8                  $  .12
                             Second Quarter                20          15                         .12
                             Third Quarter                 22 1/2      18 5/8                     .12
                             Fourth Quarter                22 1/8      16 5/8                     .12

See Long-Term Debt and Credit Arrangement footnote of the company's Annual Report to Shareholders for the year ended August 31, 1994, Exhibit 13.1, page 45 herein for other information required by this item.


ITEM 6 - SELECTED FINANCIAL DATA
- - --------------------------------
      See "Selected Data" of the company's Annual Report to Shareholders for the year ended August 31, 1994, Exhibit 13.1, page 35 herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- - ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------
      See "Results of Continuing Operations", "Liquidity", and "Capital Resources" of the company's Annual Report to Shareholders for the year ended August 31, 1994, Exhibit 13.1, pages 30-34 herein.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - ----------------------------------------------------
      See "Financial Statements and Notes", together with the report thereon of Ernst & Young LLP and "Quarterly Financial Data (Unaudited)" of the company's Annual Report to Shareholders for the year ended August 31, 1994, Exhibit 13.1, pages 36-57 herein.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- - ---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------
None


                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - ------------------------------------------------------------
      The information required by this item relating to directors of the company is incorporated herein by reference to that part of the information under "Election of Directors" beginning on page 2 of the company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 14, 1994. Information concerning executive officers of the company appears under "Executive Officers of Registrant" at Part I, page 8, of this Report.


ITEM 11 - EXECUTIVE COMPENSATION
- - --------------------------------
      The information required by this item is incorporated herein by reference to "Executive Compensation" on pages 6 through 12 of the company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 14, 1994.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- - -------------------------------------------------------------
          MANAGEMENT
          ----------
      The information required by this item is incorporated herein by reference to "Security Ownership of Directors, Nominees and Officers" on page 5 and "Security Ownership of Certain Beneficial Owners" on page 15 of the company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 14, 1994.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - --------------------------------------------------------
      The information required by this item is contained on pages 12 and 13 in the company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 14, 1994, which is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
- - --------------------------------------------------------------
          ON FORM 8-K
          -----------
(a)      Documents filed as part of this report.

         1. Financial statements:

            The following financial statements of Amcast Industrial Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 1994, are incorporated by reference at
            Item 8 of this report.

                            Consolidated Statements of Operations -
                                Years Ended August 31, 1994, 1993, and 1992.

                            Consolidated Statements of Financial Condition -
                                August 31, 1994 and 1993.

                            Consolidated Statements of Shareholders' Equity -
                                Years Ended August 31, 1994, 1993 and 1992.

                            Consolidated Statements of Cash Flows -
                                Years Ended August 31, 1994, 1993, and 1992.

                            Notes to Consolidated Financial Statements


         2. Consolidated financial statement schedules:

             Schedule                                                                              Page Number
              Number                                  Description                                In This Report
             --------         ---------------------------------------------------------------    --------------
              V               Property, plant and equipment - August 31, 1994, 1993, and 1992         14

              VI              Accumulated depreciation of property, plant and equipment -
                              August 31, 1994, 1993, and 1992                                         15

              VIII            Valuation and qualifying accounts and reserves -
                              August 31, 1994, 1993, and 1992                                         16

              IX              Short-term borrowings - August 31, 1994, 1993, and 1992                 17

              X               Supplementary income statement information - August 31, 1994,
                              1993, and 1992                                                          18

            All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements and notes.

         3. Exhibits - See Index to Exhibits (page 19 hereof).

         4. Form 8-K - During the quarter ended August 31, 1994, the company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of November 1994.

                                        AMCAST INDUSTRIAL CORPORATION
                                        (Registrant)

                                        By  /s/Leo W. Ladehoff
                                            ----------------------------------
                                            Leo W. Ladehoff
                                            Chairman of the Board and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                               Title                    Date
- - -------------------         -------------------------      -----------------

/s/Leo W. Ladehoff          Chairman of the Board and      November 29, 1994
- - -------------------
Leo W. Ladehoff             Chief Executive Officer, Director

/s/John H. Shuey            President and Chief            November 29, 1994
- - -------------------
John H. Shuey               Operating Officer, Director

/s/Douglas D. Watts         Vice President, Finance        November 29, 1994
- - -------------------
Douglas D. Watts

/s/William L. Bown          Vice President and Controller  November 29, 1994
- - -------------------
William L. Bown


*James K. Baker             Director                       November 29, 1994
*Walter E. Blankley         Director                       November 29, 1994
*Peter H. Forster           Director                       November 29, 1994
*Ivan W. Gorr               Director                       November 29, 1994
*Earl T. O'Loughlin         Director                       November 29, 1994
*William G. Roth            Director                       November 29, 1994
*R. William Van Sant        Director                       November 29, 1994

      *The undersigned Leo W. Ladehoff, by signing his name hereto, does sign and execute this annual report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

                                        By  /s/Leo W. Ladehoff
                                            -------------------------
                                            Leo W. Ladehoff
                                            Attorney in Fact

             SCHEDULE V and VI - PROPERTY, PLANT AND EQUIPMENT (A)
                             (Thousands of dollars)

                 AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                             Years Ended August 31




______________________________________________________________________________

Notes to Schedules V and VI:

(1) Represents normal additions.
(2) Reclassification from Construction in Progress to specific asset accounts.
(3) Reclassification among fixed asset accounts.
(4) Reclassification between Other Assets and fixed asset accounts.
(5) Reclassification to net assets of discontinued operation.
(6) Write-down in carrying value of equipment and/or disposal of equipment previously written down.
(7) Property not used in ongoing operations - reclassified to Other Assets.
(8) Adjustment due to foreign currency translation.
(9) Reclassification between inventory and fixed asset accounts.



(A) The principal lives and depreciation methods used for the above asset classifications are:

       Classification                 Lives                      Depreciation Methods
       --------------                 -----            -----------------------------------------
       Land improvements              20 yrs.          Straight-line
       Buildings                      20-40 yrs.       Straight-line
       Machinery and equipment        3-20 yrs.        Straight-line

                              SCHEDULE V -  PROPERTY, PLANT AND EQUIPMENT (A) (Thousands of dollars)
                             AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES --  Years Ended August 31

- - ------------------------------------------------------------------------------------------------------------------------------------
                      Col A                     Col. B         Col. C            Col. D                 Col. E             Col. F
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                Balance
                                               Beginning      Additions                           Other Changes        Balance at
                  Classification               of Period       at Cost       Retirements     Transfers       Other    End of Period
- - ------------------------------------------------------------------------------------------------------------------------------------
1994    Land and land improvements             $  1,586      $     37       $     (8)     $     325 (2)   $      -      $  1,940
- - ----
        Buildings                                20,458            68            (39)         4,667 (2)          -        25,130
                                                                                                (24)(3)
        Machinery and equipment                  99,768         1,502           (888)        11,315 (2)          6 (4)   110,287
                                                                                             (1,344)(3)        (67)(6)
                                                                                                                (5)(8)
        Construction -in-progress                12,809        13,989            (30)       (16,307)(2)         (1)(4)    11,828
                                                                                              1,368 (3)
                                               --------      --------       --------      ---------       --------      --------
                                               $134,621      $ 15,596 (1)   $   (965)     $       -       $    (67)     $149,185
                                               ========      ========       ========      =========       ========      ========

1993    Land and land improvements             $  1,419      $     18       $   (164)     $     313 (2)   $      -      $  1,586
- - ----
        Buildings                                19,280           170         (1,948)         2,940 (2)         (1)(8)    20,458
                                                                                                 17 (3)
        Machinery and equipment                  89,415         2,604         (1,439)         9,587 (2)         34 (4)    99,768
                                                                                               (380)(3)        (39)(6)
                                                                                                               (14)(8)
        Construction-in-progess                  14,088        11,198              -        (12,840)(2)          -        12,809
                                                                                                363 (3)
                                               --------      --------       --------      ---------       --------      --------
                                               $124,202      $ 13,990  (1)  $ (3,551)     $               $    (20)     $134,621
                                               ========      ========       ========      =========       ========      ========

1992    Land and land improvements             $  1,775      $    152       $      -      $       6 (2)   $   (514)(5)  $  1,419
- - ----
        Buildings                                22,735           121            (27)           238 (2)         (1)(8)    19,280
                                                                                                            (3,786)(5)
        Machinery and equipment                 112,351         2,986         (1,625)          (339)(3)         (7)(8)    89,415
                                                                                             10,204 (2)         96 (9)
                                                                                                               100 (6)
                                                                                                           (34,351)(5)
        Construction-in-progress                  4,092        20,534            (10)       (10,448)(2)         (7)(7)    14,088
                                                                                                339 (3)       (412)(5)

                                               --------      --------       --------      ---------       --------      --------
                                               $140,953      $ 23,793   (1) $ (1,662)     $       -       $(38,882)     $124,202
                                               ========      ========       ========      =========       ========      ========

                              SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                                      (Thousands of dollars)
                                          AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES
                                                       Years Ended August 31

- - ---------------------------------------------------------------------------------------------------------------------------------
                  Col. A                         Col. B       Col. C         Col. D              Col. E                Col. F
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                Balance                                       Other Changes
                                               Beginning     Additions                         -------------         Balance at
             Classification                    of Period      at Cost      Retirements     Transfers       Other    End of Period
- - ---------------------------------------------------------------------------------------------------------------------------------
 1994    Land and land improvements             $   120       $    57        $     -       $     1 (3)    $      -       $   178
 ----    Buildings                                6,582         1,061             (11)         (15)(3)                     7,617
         Machinery and equipment                 57,710        10,818            (808)          14 (3)           5 (4)    67,736
                                                                                                                (3)(8)
                                                -------       -------        --------      -------        --------       -------
                                                $64,412       $11,936        $   (819)     $     -        $      2       $75,531
                                                =======       =======        ========      =======        ========       =======


 1993    Land and land improvements             $   129       $    28        $    (37)     $     -        $      -       $   120
 ----    Buildings                                6,777           895          (1,090)           -               -         6,582
         Machinery and equipment                 48,892        10,213          (1,406)           -              19 (4)    57,710
                                                                                                                (8)(8)
                                                -------       -------        --------      -------        --------       -------
                                                $55,798       $11,136        $ (2,533)     $     -        $     11       $64,412
                                                =======       =======        ========      =======        ========       =======


 1992    Land and land improvements             $   110       $    19        $      -      $     -        $      -       $   129
 ----    Buildings                                7,434         1,063             (11)         (10)(3)      (1,699)(5)     6,777
         Machinery and equipment                 61,325        11,654          (1,273)          10 (3)     (22,865)(5)    48,892
                                                                                                                (2)(4)
                                                                                                                46 (9)
                                                                                                                (3)(8)
                                                -------       -------        --------      -------        --------       -------
                                                $68,869       $12,736        $ (1,284)     $     -        $(24,523)      $55,798
                                                =======       =======        ========      =======        ========       =======


                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                          AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                                      (Thousands of dollars)

- - --------------------------------------------------------------------------------------------------------------------------------
                      Col. A                     Col. B                      Col. C                 Col. D            Col. E
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                            Additions
                                                                   --------------------------
                                                 Balance           Charged to      Charged to
                                                Beginning          Costs and          Other                         Balance at
                     Description                of Period          Expenses          Accounts     Deductions      End of Period
- - --------------------------------------------------------------------------------------------------------------------------------
Deducted From Asset Accounts

        Reserves for unrealized
        losses on properties and other
        assets held for sale:

                Year ended August 31, 1994     $  11,370                                           $  (8,297)         $   3,073
                Year ended August 31, 1993     $  11,117                 -          $     270      $     (17)         $  11,370
                Year ended August 31, 1992     $   1,417          $   9,700 (1)     $       -      $       -          $  11,117

        Valuation reserves to state accounts
        receivable and inventories at their
        net realizable value:

                Year ended August 31, 1994     $     421                                                              $     664
                Year ended August 31, 1993     $     665                                                              $     421
                Year ended August 31, 1992     $   1,213                                                              $     665

(1)  Reserve for loss on sale of net assets of discontinued operation.


                                                SCHEDULE IX - SHORT-TERM BORROWINGS
                                          AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                                      (Thousands of dollars)

- - ---------------------------------------------------------------------------------------------------------------------
        Col. A                         Col. B           Col. C           Col. D         Col. E(2)         Col. F(3)
- - ---------------------------------------------------------------------------------------------------------------------
                                                                        Maximum          Average           Weighted
                                                       Weighted          Amount          Amount            Average
                                     Balance at        Average        Outstanding      Outstanding      Interest Rate
Category of Aggregate                  End of          Interest        During the       During the        During the
Short-Term Borrowings (1)              Period            Rate            Period           Period            Period
- - ---------------------------------------------------------------------------------------------------------------------
Year ended August 31, 1994:
        Notes payable to banks        $     -             -%            $  3,100           $  425             3.6%

Year ended August 31, 1993:
        Notes payable to banks        $     -             -%            $  7,100           $2,825             3.9%

Year ended August 31, 1992:
        Notes payable to banks        $     -             -%            $ 10,000           $4,192             5.4%


(1) Notes payable to banks represent borrowings under revolving credit arrangements and lines of credit borrowing arrangements described in the Notes to Consolidated Financial Statements.

(2) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

(3) The weighted average interest rate during the period was computed by annualizing the result of actual interest expense divided by the average amount outstanding during the period.

                SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 (Thousands of dollars)

                     AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                 YEARS ENDED AUGUST 31
- - ---------------------------------------------------------------------------------------------------
                        Col. A                                            Col. B.
- - ---------------------------------------------------------------------------------------------------

                         Item                                   Charged to Costs and Expenses
- - ---------------------------------------------------------------------------------------------------

                                                                1994         1993         1992
                                                               -----        -----        ------
Maintenance and repairs                                        $6,594       $4,726       $5,646
Depreciation and amortization of
   intangible assets, preoperating
   costs and similar deferrals                                    *             *           *
Taxes, other than payroll and income taxes                        *             *           *
Royalties                                                         *             *           *
Advertising costs                                                 *             *           *



*  Less than 1% of total sales and revenues

                                  INDEX OF EXHIBITS
                                  -----------------
Exhibit                                                                            Located at
Number                                Description                                  Numbered Page
- - -------          --------------------------------------------------------------    -------------


   3             ARTICLES OF INCORPORATION AND BY-LAWS:

                 3.1  Articles of Incorporation of Amcast Industrial
                      Corporation - incorporated by reference from Form
                      10-K for the year ended August 31, 1987.

                 3.2  Code of Regulations of Amcast Industrial
                      Corporation - incorporated by reference from Form 10-K for the year ended August 31, 1987.

    4            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                 HOLDERS, INCLUDING INDENTURES:

                 4.1  $40,000,000 Credit Agreement between Amcast
                      Industrial Corporation and Star Bank, National
                      Association, The First National Bank of Chicago,
                      Bank One, Dayton, NA, and Society National Bank dated September 30, 1992 - incorporated by reference from form 10-K for the year ended August 31, 1992.

                 4.2  Loan Agreement between the City of Elkhart, Indiana,
                      and Elkhart Products Corporation, dated as of February
                      1, 1988, for $2,050,000, Economic Development
                      Revenue Refunding Bonds, Series 1988.                                +

                 4.3  $20,000,000 Senior Note Agreement between
                      Amcast Industrial Corporation and Principal
                      Mutual Life Insurance Company (formerly
                      Bankers Life Company), dated May 1, 1986, as amended - incorporated by reference from Form 10-K for the year ended August
                      31, 1987.

                 4.4  Amendment Agreement to the $20,000,000 Senior
                      Note Agreement between Amcast Industrial
                      Corporation and Principal Mutual Life
                      Insurance Company, dated October 1, 1990, effective August 31, 1990 - incorporated by reference from Form 10-K for the year ended
                      August 31, 1990.

                                     INDEX TO EXHIBITS (cont'd)
                                     -----------------

Exhibit                                                                            Located at
Number                                Description                                  Numbered Page
- - -------          --------------------------------------------------------------    -------------
                 4.5  $10,000,000 Senior Note Agreement between
                      Amcast Industrial Corporation and Principal
                      Mutual Life Insurance Company dated
                      September 1, 1989, as amended - incorporated
                      by reference from Form 10-K for the year ended
                      August 31, 1989.

                 4.6  Amendment Agreement to the $10,000,000 Senior
                      Note Agreement between Amcast Industrial
                      Corporation and Principal Mutual Life Insurance
                      Company dated October 1, 1990, effective
                      August 31, 1990 - incorporated by reference from Form 10-K for the year ended August 31, 1990.

                 4.7  Loan Agreement by and between the City of Fayetteville,
                      Arkansas, and Amcast Industrial Corporation, dated as of
                      December 1, 1991, for $5,050,00 City of Fayetteville,
                      Arkansas, variable/fixed rate demand Industrial
                      Development Revenue Refunding Bonds, Series 1992.                 +

                 4.8  Lease Agreement between PNC Leasing Corp., lessor, and
                      Amcast Industrial Corporation, lessee, dated July 15, 1992 incorporated by reference from Form 10-K for the year ended August 31, 1993.

   10            MATERIAL CONTRACTS:

                 10.1 Amcast Industrial Corporation Employee Share-builder Plan effective August 26, 1987 - incorporated by reference from Form 10-K for the year ended August 31, 1989.

                 10.2  Amcast Industrial Corporation 1981 Stock
                       Option Plan - incorporated by reference from Form 10-K for the year ended August 31, 1988.

                 10.3  Amcast Industrial Corporation Annual Incentive
                       Plan effective September 1, 1982 -incorporated by reference from Form 10-K for the year ended
                       August 31, 1988.

                 10.4 Deferred Compensation Agreement for Directors of Amcast Industrial Corporation - incorporated by reference from Form 10-K for the year ended
                       August 31, 1988.

                 10.5  Executive Employment Agreement between Amcast
                       Industrial Corporation and Leo W. Ladehoff, effective April 1, 1991 - incorporated by reference from Form 10-Q for the quarter ended March 3, 1991.

                                        INDEX TO EXHIBITS (cont'd)
                                        -----------------

Exhibit                                                                            Located at
Number                                      Description                            Numbered Page
- - -------          --------------------------------------------------------------    -------------
                 MATERIAL CONTRACTS (cont'd)

                 10.6  Indemnification Agreement for Directors of
                       Amcast Industrial Corporation, effective
                       October 30, 1987 - incorporated by reference from Form 10-Q for the quarter ended
                       February 28, 1988.

                 10.7  First Master Benefit Trust Agreement between
                       Amcast Industrial Corporation and Bank One,
                       Dayton, NA, effective March 11, 1988 -
                       incorporated by reference from Form 10-Q for the quarter ended February 28, 1988.

                 10.8  Amcast Industrial Corporation 1989 Stock
                       Incentive Plan, effective October 19, 1988 - as amended, effective December 9, 1992 - incorporated by reference from Form 10-Q for the quarter ended February 28, 1994.

                 10.9  Amcast Industrial Corporation 1989 Director
                       Stock Option Plan, effective October 19, 1988 - incorporated by reference from Registration
                       Statement on Form S-8 (Reg. No. 33-28084) dated April 11, 1989.

                10.10  Amcast Industrial Corporation Severance
                       Agreements effective March 1, 1990 - as amended, effective October 1, 1992 - incorporated by reference from Form 10-K for the year ended August 31, 1992.

                10.11  Amcast Industrial Corporation Long-Term
                       Incentive Plan effective September 1, 1991 - incorporated by reference from Form 10-K for the year ended August 31, 1992.

                10.12  Amcast Industrial Corporation Nonqualified
                       Supplementary Benefit Plan, effective
                       May 29, 1991.                                                     24

   13           ANNUAL REPORT TO SECURITY HOLDERS:

                13.1   Amcast Industrial Corporation Annual Report to
                       Shareholders for fiscal year ended August 31, 1994.
                       Those portions of the Annual Report as are
                       specifically referenced under Parts I, II, and IV of
                       this report are filed herein.                                     30

                                           INDEX TO EXHIBITS (cont'd)
                                           -----------------

Exhibit                                                                            Located at
Number                                         Description                         Numbered Page
- - -------          --------------------------------------------------------------    -------------
21               SUBSIDIARIES OF THE REGISTRANT:

                 Amcast Industrial Corporation has nine wholly-owned subsidiaries which are included in the consolidated financial statements of the company. Information regarding these subsidiaries is set forth below:

                 Amcast Industrial Limited
                 Jurisdiction of Incorporation:                     Ontario, Canada
                 Name Under Which Business Is Done:                 Amcast Industrial Limited


                 Elkhart Products Corporation
                 Jurisdiction of Incorporation:                     Indiana
                 Name Under Which Business Is Done:                 Elkhart Products Corporation

                 WheelTek, Inc.
                 Jurisdiction of Incorporation:                     Indiana
                 Name Under Which Business Is Done:                 WheelTek, Inc.

                 Amcast Precision Products, Inc.
                 Jurisdiction of Incorporation:                     California
                 Name Under Which Business Is Done:                 Amcast Precision Products, Inc.

                 Amcast Industrial Investment Corporation
                 Jurisdiction of Incorporation:                     Delaware
                 Name Under Which Business Is Done:                 Amcast Industrial
                                                                      Investment Corporation

                 Amcast Industrial Financial Services, Inc.
                 Jurisdiction of Incorporation:                     Ohio
                 Name Under Which Business is Done:                 Amcast Industrial
                                                                      Financial Services, Inc.

                 Amcast Industrial Sales Corporation
                 Jurisdiction of Incorporation:                     U.S. Virgin Islands
                 Name Under Which Business is Done:                 Amcast Industrial
                                                                      Sales Corporation
                 Amcast Automotive, Inc.
                 Jurisdiction of Incorporation:                     Michigan
                 Name Under Which Business is Done:                 Amcast Automotive, Inc.


                 Amcast Casting Technologies, Inc.
                 Jurisdiction of Incorporation:                     Indiana
                 Name Under Which Business is Done:                 Amcast Casting Technologies, Inc.

                                           INDEX TO EXHIBITS (cont'd)
                                           -----------------
Exhibit                                                                            Located at
Number                                         Description                         Numbered Page
- - -------          --------------------------------------------------------------    -------------
   23            CONSENTS OF EXPERTS AND COUNSEL:

                 23.1  Consent of Ernst & Young LLP dated
                       November 28, 1994, with respect to the
                       incorporation by reference of
                       their report dated October 7, 1994 into this
                       Annual Report (Form 10-K), the inclusion of the
                       financial statement schedules listed in Item 14(a)(2)
                       to the financial statements covered by their report
                       dated October 7, 1994, and material incorporated by
                       reference into Amcast Industrial Corporation's
                       Post-Effective Amendment No. 1 to Registration
                       Statement No. 33-2876 on Form S-8, on Registration
                       Statements on Form S-8 (Registration Nos. 33-18690,
                       33-28080, 33-28084, 33-38176 and 33-61290),
                       and on Registration Statement No. 33-28075 on
                       Form S-3                                                          58

   24            POWER OF ATTORNEY:

                 24.1  Powers of attorney of persons who are indicated
                       as having executed this Annual Report Form 10-K                   59
                       on behalf of another.

   27            FINANCIAL DATA SCHEDULE:

                 27.1  Article 5 of Regulation S-X Financial Data Schedule
                       Form 10-K for the year ended August 31, 1994                      66

+   Indicates that the document relates to a class of indebtedness that does not exceed
    10% of the total consolidated assets of the company and that the company will furnish a copy of the document to the Commission upon its request.