Form 10-Q
AMCAST INDUSTRIAL CORP
filed 1995-01-11
CIK 27425

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                  FORM 10-Q
  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -----           SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 27, 1994         Commission File Number 0-947
                      -----------------                                -----

          A M C A S T   I N D U S T R I A L   C O R P O R A T I O N
          ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Ohio                                           31-0258080
------------------------                               ---------------------
(State of Incorporation)                                (I.R.S. Employer
                                                        Identification No.)

7887 Washington Village Drive, Dayton, Ohio             45459
-----------------------------------------------        ---------
(Address of principal executive offices)                (Zip Code)

                           (Area Code 513) 291-7000
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Number of Common Shares outstanding, no par value, as of November 27, 1994 - 8,505,332 shares.

                                                   AMCAST INDUSTRIAL CORPORATION

                                                             I N D E X
                                                             - - - - -



PART I - FINANCIAL INFORMATION                                                                PAGE NO.
         ---------------------                                                                --------
     Item 1  -  Financial Statements:

                Consolidated Condensed Statements of Financial                                       3
                Condition - November 27, 1994 and August 31, 1994

                Consolidated Condensed Statements of Operations -                                    4
                for the Quarters Ended November 27, 1994
                and November 28, 1993

                Consolidated Condensed Statements of Retained Earnings -                             4
                for the Quarters Ended November 27, 1994
                and November 28, 1993

                Consolidated Condensed Statements of Cash Flows -                                    5
                for the Quarters Ended November 27, 1994
                and November 28, 1993

                Notes to Consolidated Condensed Financial Statements                             6 - 7

     Item 2  -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                             8 - 10


PART II - OTHER INFORMATION
          -----------------

     Item 1 - Legal Proceedings                                                                     10

     Item 6 - Exhibits and Reports on Form 8-K                                                      10

SIGNATURES                                                                                          11

PART I - FINANCIAL INFORMATION

                                                   AMCAST INDUSTRIAL CORPORATION
                                     CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                      (dollars in thousands)

                                                                  November 27           August 31
ASSETS                                                               1994                 1994
------                                                           --------------        ------------
                                                                  (unaudited)           (audited)
Current Assets
   Cash and cash equivalents                                        $     8,232         $    15,414
   Accounts receivable                                                   44,063              38,400
   Inventories:
       Finished products                                                 17,421              17,833
       Work-in-process                                                   13,576              11,878
       Raw materials and supplies                                         7,595               8,758
                                                                    -----------         -----------
                                                                         38,592              38,469
   Other current assets                                                   5,049               5,143
                                                                    -----------         -----------
       Total current assets                                              95,936              97,426

Property, Plant and Equipment                                           153,477             149,185
   Less allowances for depreciation                                     (78,718)            (75,531)
                                                                    ------------        -----------
                                                                         74,759              73,654

Net Assets of Discontinued Operation                                     12,137              12,389

Other Assets                                                             11,263              10,692
                                                                    -----------         -----------
                                                                       $194,095            $194,161
                                                                    ===========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
   Accounts payable                                                 $    24,596         $    27,169
   Current portion of long-term debt                                      4,019               4,019
   Accrued expenses, compensation and
       related items and other current liabilities                       18,514              17,648
                                                                    -----------         -----------
       Total current liabilities                                         47,129              48,836

Long-Term Debt--less current portion                                     12,972              13,910
Deferred Income Taxes                                                     4,712               4,024
Deferred Liabilities                                                     16,057              17,228

Shareholders' Equity
   Preferred shares, without par value:
       Authorized--1,000,000 shares
       Issued--None
   Common shares, at stated value:
       Authorized--15,000,000 shares
       Issued--8,505,332 shares
         (8,457,896 at August 31, 1994)                                   8,505               8,458
   Capital in excess of stated value                                     63,418              62,912
   Retained earnings                                                     41,302              38,793
                                                                     ----------          ----------
                                                                        113,225             110,163
                                                                    -----------         -----------
                                                                    $   194,095            $194,161
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



                                                                  Three  Months  Ended
                                                                  --------------------
                                                             November 27          November 28
                                                                 1994                 1993
                                                            --------------       ---------------
Consolidated Condensed Statements
---------------------------------
of Operations
-------------

Net sales                                                      $76,998             $  60,328

Cost of sales                                                   61,341                47,693
                                                              --------             ---------
Gross profit                                                    15,657                12,635
Selling, general and
  administrative expenses                                        9,762                 7,973
Interest expense                                                   346                   436
Other income                                                      (112)                   (2)
                                                              ---------            ----------
                                                                 9,996                 8,407
                                                              --------             ---------

Income before income taxes                                       5,661                 4,228
Income taxes                                                     2,038                 1,543
                                                              --------             ---------

      Net Income                                              $  3,623             $   2,685
                                                              ========             =========


Consolidated Condensed Statements of
------------------------------------
Retained Earnings
-----------------

Beginning retained earnings                                    $38,793               $28,577
Net income                                                       3,623                 2,685
Less dividends                                                  (1,106)               (1,008)
Other                                                               (8)                  (29)
                                                              ---------            ---------

      Ending Retained Earnings                                 $41,302               $30,225
                                                               =======               =======


Per Share Information
---------------------

Net income per share                                          $    .43             $     .32
                                                              ========             =========

Dividends declared per share                                  $    .13             $     .12
                                                              ========             =========

Dividends paid per share                                      $    .13             $     .12
                                                              ========             =========

See notes to consolidated condensed financial statements.

                                                   AMCAST INDUSTRIAL CORPORATION
                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                      (dollars in thousands)
                                                            (unaudited)



                                                                     Three Months Ended
                                                                     ------------------
                                                             November 27          November 28
                                                                 1994                 1993
                                                            --------------       ---------------
Operating Activities:
   Net income                                                 $    3,623         $     2,685
   Depreciation and amortization                                   3,527               3,290
   Deferred liabilities                                             (483)              2,271
                                                                  -------              -----
                                                                   6,667               8,246

   Changes in assets and liabilities:
       -  Accounts receivable                                     (5,663)             (6,237)
       -  Inventories                                               (123)             (1,358)
       -  Other current assets                                        94                (166)
       -  Prepaid pension costs                                      152                 167
       -  Other assets                                              (931)                (69)
       -  Accounts payable                                        (2,573)                 24
       -  Accrued liabilities                                        866                 371
                                                              ----------         -----------
      Net Cash Provided (Used)
           By Operating Activities                                (1,511)                978

Investing Activities:
   Decrease (increase) in net assets of
       discontinued operation                                        252              (1,020)
   Additions to plant and equipment, net                          (4,424)             (1,716)
                                                              -----------        -----------
       Net Cash Provided (Used) By
            Investing Activities                                  (4,172)             (2,736)

Financing Activities:
   Additions to long-term debt                                                         2,000
   Proceeds from exercise of stock options                           553                 182
   Reduction in long-term debt                                      (938)             (2,938)
   Short-term borrowings and current
     portion of long-term debt                                                         1,661
   Dividends                                                      (1,106)             (1,008)
   Other                                                              (8)                (29)
                                                              -----------        -----------
      Net Cash Provided (Used) By
        Financing Activities                                      (1,499)               (132)
                                                              -----------        -----------

Net change in cash and cash equivalents                           (7,182)             (1,890)
Cash and cash equivalents
     at beginning of period                                       15,414               2,251
                                                              ----------         -----------

Cash and Cash Equivalents
     at End of Period                                         $    8,232         $       361
                                                              ==========         ===========

See notes to consolidated condensed financial statements.

                        AMCAST INDUSTRIAL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (dollars in thousands except share amounts)
                                 (unaudited)


Note A - Preparation of Financial Statements
--------------------------------------------

The consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and subsidiaries (the "company"). Intercompany transactions have been eliminated. All adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included.

Note B - Accounts Receivable
----------------------------

Accounts receivable are stated net of allowances for doubtful accounts of $146 at November 27, 1994 and $147 at August 31, 1994.

Note C - Inventories
--------------------

Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets
---------------------

The major components are:

                                                                    November 27        August 31
                                                                         1994             1994
                                                                    ---------------    ------------
Properties held for sale                                              $      553        $      553
Technical and product programs                                             1,236             1,419
Goodwill                                                                   2,753             2,774
Other assets and deferred charges                                          6,721             5,946
                                                                      ----------         ---------

                                                                        $ 11,263        $   10,692
                                                                        ========        ==========

Note E - Deferred Liabilities
-----------------------------

Deferred liabilities include the noncurrent portion of retirement, compensation, medical benefits, and estimated future payouts under the company's self-insured workers' compensation program. These liabilities primarily relate to the company's provisions for restructuring operations, the discontinued operation, and postretirement benefits other than pensions. Significant noncurrent restructuring liabilities for medical and workers' compensation costs were $2,800 at both November 27, 1994 and August 31, 1994; consolidation and disposition of operations were $1,800 and $2,100, respectively at November 27, 1994 and August 31, 1994. Postretirement benefits other than pensions were $5,400 and $5,600 at November 27, 1994 and August 31, 1994, respectively. These accruals are not deductible for income tax purposes until paid and are therefore, accounted for as temporary differences in the company's tax provision.

                        AMCAST INDUSTRIAL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (dollars in thousands except share amounts)
                                 (unaudited)


Note F - Long-Term Debt
-----------------------

The following table summarizes the company's borrowings:

                                                                            November 27          August 31
                                                                               1994                 1994
                                                                          ---------------        ----------
     Senior notes                                                            $  10,089              $10,964
     Industrial revenue bonds                                                    6,902                6,965
                                                                             ---------             --------
     Total Obligations                                                          16,991               17,929

     Less current portion of long-term debt                                      4,019                4,019
                                                                             ---------            ---------

                                                                               $12,972              $13,910
                                                                              ========              =======


Note G - Income Taxes
---------------------

The estimated effective tax rates were 36.0% and 36.5% for the first quarters of 1995 and 1994, respectively.


Note H - Net Income Per Share
-----------------------------

For the first quarter of 1995 and 1994, the weighted average number of common shares used to calculate income per share was 8,474,657 and 8,389,570, respectively.

                        AMCAST INDUSTRIAL CORPORATION
          PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Net sales of $77.0 million in the current quarter ended November 27, 1994 increased 27.6% from the prior year first quarter. Flow Control Products' sales increased 38.0% to $35.7 million primarily due to increased volume resulting from the continued strong demand for copper fittings. Also, prices were increased to offset the impact of rising copper costs. Engineered Components' sales rose 19.9% to $41.3 million due to the continued strong automotive market.

Gross profit for the first quarter of fiscal 1995 and 1994 was $15.7 million and $12.6 million, respectively. The increase in gross profit was primarily attributable to the increase in sales. Gross profit as a percent of sales for the first quarter of 1995 was 20.3% compared to 20.9% in 1994. This decrease is primarily due to the impact of higher copper prices reflected in the company's sales and cost of sales during the current quarter, coupled with the cost of launching several new products in the Engineered Components' business.

Selling, general and administrative expenses for the first quarter of $9.8 million, were 22.4% higher than the first quarter 1994. The increase was primarily due to higher commission expense relating to the increased Flow Control Products' sales.

In the current quarter, interest expense was $.3 million, compared to $.4 million in the first quarter of fiscal 1994. This decrease is a result of reduced borrowings in fiscal 1995.

Results by Business Segment (unaudited)
---------------------------------------
(dollars in thousands)

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                            November 27        November 28
                                                                                1994              1993
                                                                           --------------     --------------
Net Sales
---------
   Flow Control Products                                                     $  35,683          $  25,861
   Engineered Components                                                        41,315             34,467
                                                                             ---------          ---------

                                                                             $  76,998            $60,328
                                                                             =========            =======

Income Before Taxes
-------------------

   Flow Control Products                                                     $   5,736          $   4,106
   Engineered Components                                                         1,856              2,045
   Corporate Expense                                                            (1,585)            (1,487)
   Interest Expense                                                               (346)              (436)
                                                                             ----------         ----------

                                                                             $   5,661          $   4,228
                                                                             =========          =========


Flow Control Products' operating income in the first quarter of $5.7 million was up 39.7% as a result of the increased sales volume. Engineered Components' operating income of $1.9 million decreased 9.2% as gains from higher wheel production were offset by inefficiencies relating to the start-up of several new products.

                        AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Capital Resources and Liquidity
-------------------------------

In the current quarter, net cash used by operations was $1.5 million compared to cash provided by operations of $1.0 million for the first three months of fiscal 1994. In the current year, cash provided by net income, and depreciation and amortization was offset by a $7.4 million increase in working capital. In the prior year, cash provided by net income, and depreciation and amortization was partially offset by an increase in working capital of $7.4 million.

Capital expenditures were $4.4 million and $1.7 million for the three-month period of fiscal 1995 and 1994, respectively. At November 27, 1994, the company had $7.3 million of commitments for additional capital expenditures primarily for the Engineered Components segment.

Long-term debt was 10.3% of total capital at November 27, 1994 and 11.2% at August 31, 1994. The decrease during the period is due to lower debt levels and increased retained earnings.

The company may borrow up to $40 million under a Revolving Credit Agreement which expires September 1, 1997. In addition, the company maintains bank lines of credit under which it may borrow up to $25 million. At November 27, 1994, there were no borrowings under the Revolving Credit Agreement and none outstanding under the bank lines of credit. The company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

The company has sold the iron foundry and pole line hardware portion of the Stanley G. Flagg division. The remaining brass business is not material to the company's operations or financial position. The net assets of this discontinued operation were $12.1 million and $12.4 million at November 27, 1994 and August 31, 1994 consisting of current assets, current liabilities, and fixed assets, net of allowance for estimated loss on disposal.

The company is subject to a range of federal, state, and local laws and regulations governing the discharge of material into the environment or otherwise relating to the protection of the environment. The company periodically makes capital expenditures to meet the requirements of these laws and regulations; however, the company believes that the anticipated expenditures for such purposes in the foreseeable future will not be material to its financial position or its competitive position.

The company, as is normal for the industry in which it operates, is subject to periodic environmental site investigation and inquiries. The company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S. EPA) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for costs associated with eight U.S. EPA led multi-party

                        AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

"superfund" sites and three state environmental agency led remediation sites. While the company could be found jointly and severally liable at a number of these sites, the company, in each case, is contesting any responsibility or believes that its liability will not be material because of the nature of the waste involved or the limited amount of waste generated by the company which was allegedly disposed of at these sites. With respect to one such site located in Ironton, Ohio, another potentially responsible party has brought an action seeking contribution from the company for a portion of the total response and remediation costs, which the plaintiff has claimed may exceed $20 million. The company believes that its ultimate equitable share, if any, of any liability for cleanup costs at this site will not be material.




PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1994.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibit 27 -- Financial Data Schedule

b) Reports on Form 8-K--No reports on Form 8-K were filed by the Company during the quarter ended November 27, 1994.

                        AMCAST INDUSTRIAL CORPORATION


                             S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMCAST INDUSTRIAL CORPORATION
                                                -----------------------------
                                                (Registrant Company)



Date: January 11, 1995                          By: /s/L. W. Ladehoff
      ----------------                              ----------------------------
                                                Leo W. Ladehoff
                                                Chairman of the Board and Chief
                                                Executive Officer, Director


Date: January 11, 1995                          By: /s/J. H. Shuey
      ----------------                              ----------------------------
                                                John H. Shuey
                                                President and Chief Operating
                                                Officer, Director


Date: January 11, 1995                          By: /s/D. D. Watts
      ----------------                              ----------------------------
                                                Douglas D. Watts
                                                Vice President, Finance


Date: January 11, 1995                          By  /s/W. L. Bown
      ----------------                              ----------------------------
                                                William L. Bown
                                                Vice President and Controller