Form 10-Q
period 1995-02-26
AMCAST INDUSTRIAL CORP
filed 1995-04-12
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended February 26, 1995            Commission File Number 1-9967
                      -----------------                                   ------


           A M C A S T   I N D U S T R I A L   C O R P O R A T I O N
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                   31-0258080
   ------------------------               ---------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)


 7887 Washington Village Drive, Dayton, Ohio               45459
 --------------------------------------------           ------------
 (Address of principal executive offices)                (Zip Code)



                            (Area Code 513) 291-7000
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)




 ------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                No
              ----                 ----


Number of Common Shares outstanding, no par value, as of February 26, 1995 - 8,517,891 shares.

                         AMCAST INDUSTRIAL CORPORATION

                                   I N D E X
                                   ---------



PART I - FINANCIAL INFORMATION                                          PAGE NO.
         ---------------------                                          --------
     Item 1  -  Financial Statements:

                Consolidated Condensed Statements of Financial            3
                Condition - February 26, 1995 and August 31, 1994

                Consolidated Condensed Statements of Operations -         4
                for the Quarters and Six Months Ended February 26, 1995
                and February 27, 1994

                Consolidated Condensed Statements of Retained Earnings - 4 for the Quarters and Six Months Ended February 26, 1995
                and February 27, 1994

                Consolidated Condensed Statements of Cash Flows -         5
                for the Six Months Ended February 26, 1995
                and February 27, 1994

                Notes to Consolidated Condensed Financial Statements      6 - 7

     Item 2  -  Management's Discussion and Analysis of Financial         8 - 10
                Condition and Results of Operations



PART II - OTHER INFORMATION
          -----------------
     Item 1 - Legal Proceedings                                           11

     Item 4 - Submission of Matters to a Vote of Security Holders         12

     Item 6 - Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                13

PART I - FINANCIAL INFORMATION

                         AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)
                                  (unaudited)

ASSETS
- ------                                                        February 26         August 31
                                                                  1995               1994
                                                              ----------           ----------
 Current Assets
   Cash and cash equivalents                                    $  1,152             $ 15,414
   Accounts receivable                                            53,241               38,400
   Inventories:
       Finished products                                          20,690               17,833
       Work-in-process                                            12,661               11,878
       Raw materials and supplies                                  9,801                8,758
                                                              ----------           ----------
                                                                  43,152               38,469
   Other current assets                                            5,655                5,143
                                                              ----------           ----------
       Total current assets                                      103,200               97,426

 Property, Plant and Equipment                                   159,254              149,185
   Less allowances for depreciation                              (81,937)             (75,531)
                                                              ----------           ----------
                                                                  77,317               73,654

 Net Assets of Discontinued Operation                             12,540               12,389

 Other Assets                                                     13,600               10,692
                                                              ----------           ----------
                                                                $206,657             $194,161
                                                              ==========           ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 Current Liabilities
   Accounts payable                                             $ 29,127             $ 27,169
   Current portion of notes payable
       and lines of credit                                        10,122                4,019
   Accrued expenses, compensation and
        related items and other current liabilities               17,108               17,648
                                                              ----------           ----------
        Total current liabilities                                 56,357               48,836

 Long-Term Debt--less current portion                             12,745               13,910
 Deferred Income Taxes                                             5,513                4,024
 Deferred Liabilities                                             15,471               17,228

 Shareholders' Equity
   Preferred shares, without par value:
        Authorized--1,000,000 shares
        Issued--None
   Common shares, at stated value:
        Authorized--15,000,000 shares
        Issued-- 8,517,891 shares
         (8,457,896 at August 31, 1994)                            8,518                8,458
   Capital in excess of stated value                              63,592               62,912
   Retained earnings                                              44,461               38,793
                                                              ----------           ----------
                                                                 116,571              110,163
                                                              ----------           ----------
                                                                $206,657             $194,161
                                                              ==========           ==========

See notes to consolidated condensed financial statements.

                         AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                (dollars in thousands except per share amounts)
                                  (unaudited)


                                                  Three Months Ended                  Six Months Ended
                                              ----------------------------       ----------------------------
                                              February 26      February 27       February 26      February 27
                                                  1995            1994               1995            1994
                                              -----------      -----------       -----------      -----------
 Consolidated Condensed Statements
 ---------------------------------
 of Operations
 -------------

 Net sales                                    $81,755          $67,697           $158,753         $128,025

 Cost of sales                                 64,700           53,003            126,041          100,696
                                              -------          -------           --------         --------
 Gross profit                                  17,055           14,694             32,712           27,329
 Selling, general and
    administrative expenses                    10,090            8,869             19,851           16,842
 Interest expense                                 353              388                699              824
 Other income                                     (72)             (96)              (183)             (98)
                                              -------          -------           --------         --------
                                               10,371            9,161             20,367           17,568
                                              -------          -------           --------         --------

 Income before income taxes                     6,684            5,533             12,345            9,761
 Income taxes                                   2,406            2,020              4,444            3,563
                                              -------          -------           --------         --------
       Net Income                             $ 4,278          $ 3,513            $ 7,901          $ 6,198
                                              =======          =======            =======          =======


 Consolidated Condensed Statements
 ---------------------------------
 of Retained Earnings
 --------------------

 Beginning retained earnings                  $41,302          $30,225           $ 38,793         $ 28,577
 Net income                                     4,278            3,513              7,901            6,198
 Less dividends                                (1,107)          (1,012)            (2,213)          (2,020)
 Other                                            (12)             (42)               (20)             (71)
                                              -------          -------           --------         --------

   Ending Retained Earnings                   $44,461          $32,684            $44,461          $32,684
                                              =======          =======            =======          =======

 Per Share Information
 ---------------------
 Net income per share                            $.50             $.42               $.93             $.74
                                              =======          =======            =======          =======


 Dividends declared per share                    $.13             $.12               $.26             $.24
                                              =======          =======            =======          =======


 Dividends paid per share                        $.13             $.12               $.26             $.24
                                              =======          =======            =======          =======

See notes to consolidated condensed financial statements.

                         AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)



                                                                    Six Months Ended
                                                            --------------------------------
                                                             February 26         February 27
                                                                1995                1994
                                                             ----------          -----------
 Operating Activities:
   Net income                                                   $ 7,901              $ 6,198
   Depreciation and amortization                                  7,141                6,464
   Deferred liabilities                                            (268)               1,920

   Changes in assets and liabilities:
       -   Accounts receivable                                  (14,841)              (7,508)
       -   Inventories                                           (4,683)               1,123
       -   Other current assets                                    (512)                (542)
       -   Other assets                                             182                  668
       -   Accounts payable                                       1,958                  242
       -   Accrued liabilities                                     (540)                 334
                                                                -------              -------
       Net Cash (Used) Provided
          By Operating Activities                                (3,662)               8,899

 Investing Activities:
   (Increase) decrease in net assets of
        discontinued operation                                     (151)               5,557
   Investment in joint venture                                   (3,511)                (269)
   Additions to plant and equipment, net                        (10,383)              (4,580)
                                                                -------              -------
        Net Cash (Used) Provided By
          Investing Activities                                  (14,045)                 708

 Financing Activities:
   Proceeds from exercise of stock options                          739                  591
   Reduction in long-term debt                                   (1,165)              (1,162)
   Short-term borrowings and current
        portion of long-term debt                                 6,103                 (337)
   Dividends                                                     (2,213)              (2,020)
   Other                                                            (19)                 (71)
                                                                -------              -------
        Net Cash Provided (Used) by
          Financing Activities                                    3,445               (2,999)
                                                                -------              -------

 Net change in cash and cash equivalents                        (14,262)               6,608
 Cash and cash equivalents
       at beginning of period                                    15,414                2,251
                                                                -------              -------

 Cash and Cash Equivalents
       at End of Period                                         $ 1,152              $ 8,859
                                                                =======              =======

See notes to consolidated condensed financial statements.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (dollars in thousands except share amounts)
                                  (unaudited)


Note A - Preparation of Financial Statements
- --------------------------------------------
The consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and subsidiaries (the "Company"). Intercompany transactions have been eliminated. All adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included.

Note B - Accounts Receivable
- ----------------------------
Accounts receivable are stated net of allowances for doubtful accounts of $169 at February 26, 1995 and $147 at August 31, 1994.

Note C - Inventories
- --------------------
Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets
- ---------------------
The major components are:

                                                              February 26          August 31
                                                                 1995                1994
                                                              -----------          ---------
 Technical and product programs                                 $ 1,046             $ 1,419
 Goodwill                                                         2,731               2,774
 Investment in joint venture                                      4,159                 648
 Other assets and deferred charges                                5,664               5,851
                                                                -------             -------
                                                                $13,600             $10,692
                                                                =======             =======

Note E - Deferred Liabilities
- -----------------------------
Deferred liabilities include the noncurrent portion of retirement, compensation, medical benefits, and estimated future payouts under the Company's self-insured workers' compensation program. These liabilities primarily relate to the Company's provisions for restructuring operations, the discontinued operation, and postretirement benefits other than pensions. Significant noncurrent restructuring liabilities for medical and workers' compensation costs were $2,600 and $2,800 at February 26, 1995 and August 31, 1994, respectively; consolidation and disposition of operations were $1,600 and $2,100, respectively at February 26, 1995 and August 31, 1994. Postretirement benefits other than pensions were $5,400 and $5,600 at February 26, 1995 and August 31, 1994, respectively. These accruals are not deductible for income tax purposes until paid and are therefore, accounted for as temporary differences in the Company's tax provision.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (dollars in thousands except share amounts)
                                  (unaudited)


Note F - Long-Term Debt
- -----------------------
The following table summarizes the Company's borrowings:

                                                              February 26           August 31
                                                                 1995                  1994
                                                                -------               -------
 Senior notes                                                   $10,089              $10,964
 Industrial revenue bonds                                         6,678                6,965
 Lines of credit - notes payable                                  6,100
                                                                -------               -------
 Total Obligations                                               22,867               17,929

 Less current portion of notes payable
 and lines of credit                                             10,122                4,019
                                                                -------               -------
                                                                $12,745              $13,910
                                                                =======               =======


Note G - Income Taxes
- ---------------------
The estimated effective tax rates were 36.0% and 36.5% for the second quarters and 36.0% and 36.5% for the six months of 1995 and 1994, respectively.


Note H - Net Income Per Share
- -----------------------------
For the second quarter of 1995 and 1994, the weighted average number of common shares used to calculate income per share was 8,513,256 and 8,409,276, and for the first six months of 1995 and 1994 was 8,494,280 and 8,399,532, respectively.

                        AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Operating Results
- -----------------
Net sales of $81.8 million in the current quarter ended February 26, 1995 increased 20.8% from the prior year second quarter. Flow Control Products' sales increased 23.8% to $37.0 million primarily due to higher selling prices that were instituted to offset the nearly 60% cost increase in copper used in manufacturing plumbing fittings from the second quarter of 1994 to the second quarter of 1995. Engineered Components' sales rose 18.3% to $44.8 million primarily due to sales price adjustments that offset increases in aluminum costs and higher volumes resulting from the continued strong automotive market. For the first six months of fiscal 1995, net sales were $158.8 million, up 24.0% from the comparable prior year period. Flow Control Products' sales rose 30.4% to $72.6 million, due to increased volumes and pricing actions which passed on escalating copper costs to the customer. Engineered Components' sales increased 19.1% to $86.1 million due to contractual price adjustments for increased aluminum cost and higher volumes of wheels and other aluminum automotive components.

Gross profit for the second quarter of fiscal 1995 and 1994 was $17.1 million and $14.7 million, respectively. The increase in gross profit was primarily attributable to the increase in sales. Gross profit as a percent of sales for the second quarter of 1995 was 20.9% compared to 21.7% in 1994. This decrease resulted from improvements in margin due to price increases being offset by the cost of launching several new products in the Engineered Components' business. Gross profit for the first six months of fiscal 1995 increased to $32.7 million from $27.3 million. As a percent of sales, the year-to-date gross profit was 20.6% compared to 21.3% for the prior year. Product launch costs in the first six months of 1995 offset the gains from pricing actions when compared to the first six months of 1994.

Selling, general and administrative expenses for the second quarter of $10.1 million, rose $1.2 million from the second quarter of 1994, primarily due to higher commission expense relating to the increased Flow Control Products' sales. For the six-month periods, selling, general and administrative expenses as a percent of sales, were 12.5% and 13.2% in 1995 and 1994, respectively.

For the second quarter of fiscal years 1995 and 1994, interest expense was $.4 million. Current year-to-date interest expense is $.7 million compared to $.8 million in fiscal 1994. This decrease is a result of lower average borrowings in fiscal 1995.

                         AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results by Business Segment (unaudited)
- ---------------------------------------
(dollars in thousands)

                                                  Three Months Ended               Six Months Ended
                                              ----------------------------    ----------------------------
                                              February 26      February 27    February 26      February 27
                                                1995             1994           1995             1994
                                              -------          -------        --------         --------
 Net Sales
 ---------

   Flow Control Products                      $36,964          $29,850        $ 72,647         $ 55,711
   Engineered Components                       44,791           37,847          86,106           72,314
                                              -------          -------        --------         --------
                                              $81,755          $67,697        $158,753         $128,025
                                              =======          =======        ========         ========

 Income Before Taxes
 -------------------

   Flow Control Products                      $ 6,722          $ 5,269        $ 12,458         $  9,376
   Engineered Components                        1,963            2,262           3,819            4,307
   Corporate Expense                           (1,648)          (1,610)         (3,233)          (3,098)
   Interest Expense                              (353)            (388)           (699)            (824)
                                              -------          -------        --------         --------
                                              $ 6,684          $ 5,533        $ 12,345         $  9,761
                                              =======          =======        ========         ========

Flow Control Products' operating income in the second quarter of $6.7 million was up 27.6% primarily due to improved margins resulting from higher pricing and the increased volume of products sold. Engineered Components' operating income of $2.0 million decreased $.3 million as gains from higher sales volumes were offset by cost relating to the launch of several new products. Year-to-date Flow Control Products' operating income rose by 32.9% from fiscal 1994 due to increased volume and improved pricing. Engineered Components' six-month operating income decreased $.5 million from the prior period primarily due to cost related to new product launches which more than offset an increase in sales volume of wheels and other aluminum automotive components.

Capital Resources and Liquidity
- -------------------------------
For the first half of fiscal 1995, net cash used by operations was $3.7 million compared to cash provided by operations of $8.9 million for the first six months of fiscal 1994. In the current year cash provided by net income and depreciation and amortization was offset by an $18.6 million increase in working capital. In the prior year, cash provided by net income and depreciation and amortization was partially offset by a increase in working capital of $6.4 million.

Capital expenditures were $10.4 million and $4.6 million for the six-month period of fiscal 1995 and 1994, respectively. At February 26, 1995, the Company had $18.1 million of commitments for additional capital expenditures primarily for the Engineered Components segment.

                         AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Total long-term debt at February 26, 1995 was $12,745 or 9.9% of capital compared to $13,910 or 11.2% of capital as of August 31, 1994. The current portion of notes payable and lines of credit increased $6,100 at February 26, 1995 due to borrowing against short-term credit lines to partially finance the increase in accounts receivable.

The Company may borrow up to $40 million under a Revolving Credit Agreement which expires September 1, 1997. In addition, the Company maintains bank lines of credit under which it may borrow up to $25 million. At February 26, 1995, there were no borrowings under the Revolving Credit Agreement and $6.1 million outstanding under the bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

Net assets of the discontinued operation were $12.5 million and $12.4 million at February 26, 1995 and August 31, 1994, respectively, consisting of current assets, current liabilities, and fixed assets of the Stanley G. Flagg Division, net of an allowance for estimated loss on disposal.

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

The Company, as is normal for the industry in which it operates, is subject to periodic environmental site investigation and inquiries. The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S. EPA) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for costs associated with eight U.S. EPA led multi-party "superfund" sites and four state environmental agency led remediation sites. While the Company could be found jointly and severally liable at a number of these sites, the Company believes that its liability will not be material because of the nature of the waste involved or the limited amount of waste generated by the Company which was allegedly disposed of at these sites.

                         AMCAST INDUSTRIAL CORPORATION


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
- --------------------------

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1994.

The Company is a defendant in a class action suit filed in the Southern District of Ohio by the United Steelworkers of America and certain retired bargaining unit employees, from the Company's Flagg Brass division, captioned EDWARD ADAMS, ET AL., VERSUS AMCAST INDUSTRIAL CORPORATION (Case No. C-3-94-456). Plaintiffs are seeking retroactive reinstatement of medical and life insurance benefits for certain early retirees, all of which were discontinued when the collective bargaining agreement between the Company and the Union expired in July of 1994, and unspecified compensatory and punitive damages. The Company believes that it has substantial defenses to the claims.

Allied-Signal, Inc. has brought a superfund private cost recovery and contribution action against the Company in the United States District Court for the Southern District of Ohio, Western Division, which is captioned ALLIED-SIGNAL, INC. V. AMCAST INDUSTRIAL CORPORATION (Case No. C- 3-92-013). The action involves the Goldcamp Disposal Site in Ironton, Ohio. Allied-Signal has taken the lead in remediating the site and has estimated that its total costs for the remediation may reach $30 million. Allied is seeking a contribution from the Company in an amount equal to 50% of the final remediation costs. A trial in this proceeding was completed in February 1995, but no judgment is anticipated until after certain post-trial proceedings are completed. The Company believes its responsibility with respect to the Goldcamp Site, if any, is limited, primarily due to the nature of the foundry sand waste it disposed of at the site. The Company believes that, if it has any liability at all in regard to the site, that liability would not be material to the results of operations.

The Company is also a defendant in a lawsuit captioned PUBLIC INTEREST RESEARCH GROUP, INC., ET AL. V. STANLEY G. FLAGG & CO., ET AL, filed in the United States District Court for the Eastern District of Pennsylvania (Case No. 89-2137). In this proceeding, it is alleged that the content of zinc and other minerals in the waste water discharged at the Company's Stowe, Pennsylvania facility exceeded the level allowed under the applicable permit during the period from October 1984 through October 1988. The suit seeks the assessment of penalties. The Company had believed that penalties, if any, would not be material because the discharge has been in compliance with the permit since at least early 1990 and the proceedings had been inactive for more than four years prior to March 16, 1995. On March 16, 1995, the Court moved the case to the current docket from the civil suspense file. While the possibilities of penalties is again at issue, the Company believes that such penalties would not be material to the results of operations.

                         AMCAST INDUSTRIAL CORPORATION

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
a) The annual meeting of shareholders of Amcast Industrial Corporation was held on December 14, 1994.

b) At the annual meeting, shareholders voted on and approved two proposals. Those proposals are stated below, together with information concerning the votes cast.

   1.    Election of three directors to serve for a term of three years.

         Directors elected were Ivan W. Gorr, Peter H. Forster, and Leo W. Ladehoff.

                                     Ivan W. Gorr           Peter H. Forster          Leo W. Ladehoff
                                     ------------           ----------------          ---------------
         Shares For                    6,844,771               6,839,599                6,842,302
         Shares Withheld                  28,387                  33,559                   30,856
         Total                         6,873,158               6,873,158                6,873,158


   2.    Ratification of the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending
         August 31, 1995.

         Shares For                                     6,832,751
         Shares Against                                    22,118
         Shares Abstain                                    18,289
         Total                                          6,873,158


Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------
a) Exhibit 27 -- Financial Data Schedule
b) Reports on Form 8-K:
   A Form 8-K filed March 27, 1995 is incorporated herein by reference. The content of the report dated March 23, 1995 in the format of a press release announced the appointment of John H. Shuey as Chief Executive Officer of the Company.

                         AMCAST INDUSTRIAL CORPORATION


                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMCAST INDUSTRIAL CORPORATION
                                        -----------------------------
                                        (Registrant Company)



Date: April 12, 1995                    By: /s/J. H. Shuey
      --------------                        ------------------------------------
                                        John H. Shuey
                                        President and Chief Executive Officer,
                                        Director
                                        (Principle Executive Officer)


Date: April 12, 1995                    By: /s/D. D. Watts
      --------------                        ------------------------------------
                                        Douglas D. Watts
                                        Vice President, Finance
                                        (Principle Financial Officer)


Date: April 12, 1995                    By /s/W. L. Bown
      --------------                       -------------------------------------
                                        William L. Bown
                                        Vice President and Controller
                                        (Principle Accounting Officer)