Form 10-Q
period 1995-05-28
AMCAST INDUSTRIAL CORP
filed 1995-07-12
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549





                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 28, 1995                 Commission File Number 1-9967
                      ------------                                        ------



                          AMCAST INDUSTRIAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                               31-0258080
- ------------------------                                    -------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

7887 Washington Village Drive, Dayton, Ohio                 45459
- -------------------------------------------                 ----------
(Address of principal executive offices)                    (Zip Code)



                            (Area Code 513) 291-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

       Yes       X                        No
                ---                            ---

Number of Common Shares outstanding, no par value, as of May 28, 1995 - 8,536,971 shares.

                          AMCAST INDUSTRIAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                     PAGE NO.
         ---------------------                                                                     --------
      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial                                          3
                 Condition - May 28, 1995 and August 31, 1994

                 Consolidated Condensed Statements of Operations -                                       4
                 for the Quarters and Nine Months Ended May 28, 1995
                 and May 29, 1994

                 Consolidated Condensed Statements of Retained Earnings -                                4
                 for the Quarters and Nine Months Ended May 28, 1995
                 and May 29, 1994

                 Consolidated Condensed Statements of Cash Flows -                                       5
                 for the Nine Months Ended May 28, 1995
                 and May 29, 1994

                 Notes to Consolidated Condensed Financial Statements                                6 - 9

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                               10 - 12


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                                                        13

      Item 6 - Exhibits and Reports on Form 8-K                                                         13

SIGNATURES                                                                                              14

PART I - FINANCIAL INFORMATION
                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)
                                   (unaudited)

                                                                May 28        August 31
ASSETS                                                           1995           1994
- ------                                                        ---------      ----------
Current Assets
    Cash and cash equivalents                                 $   2,904      $  15,414
    Accounts receivable                                          42,265         38,400
    Inventories:
        Finished products                                        23,053         17,833
        Work-in-process                                          11,739         11,878
        Raw materials and supplies                               10,936          8,758
                                                              ---------      ---------
                                                                 45,728         38,469
    Other current assets                                          6,650          5,143
                                                              ---------      ---------
        Total current assets                                     97,547         97,426

Property, Plant and Equipment                                   172,498        149,185
    Less allowances for depreciation                            (85,199)       (75,531)
                                                              ---------      ---------
                                                                 87,299         73,654

Net Assets of Discontinued Operation                             13,315         12,389

Other Assets                                                     16,130         10,692
                                                              ---------      ---------
                                                              $ 214,291      $ 194,161
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                          $  25,430      $  27,169
    Current portion of notes payable
        and lines of credit                                       9,222          4,019
    Accrued expenses, compensation and
        related items and other current liabilities              18,164         17,648
                                                              ---------      ---------
        Total current liabilities                                52,816         48,836

Long-Term Debt--less current portion                             19,545         13,910
Deferred Income Taxes                                             6,255          4,024
Deferred Liabilities                                             15,348         17,228

Shareholders' Equity
    Preferred shares, without par value:
        Authorized--1,000,000 shares
        Issued--None
    Common shares, at stated value:
        Authorized--15,000,000 shares
        Issued-- 8,536,971 shares
          (8,457,896 at August 31, 1994)                          8,537          8,458
    Capital in excess of stated value                            63,746         62,912
    Retained earnings                                            48,044         38,793
                                                              ---------      ---------
                                                                120,327        110,163
                                                              ---------      ---------
                                                              $ 214,291      $ 194,161
                                                              =========      =========

See notes to consolidated condensed financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                 (dollars in thousands except per share amounts)
                                   (unaudited)

                                         Three Months Ended            Nine Months Ended
                                      ------------------------      ------------------------
                                      May 28           May 29       May 28           May 29
                                       1995             1994         1995             1994
                                      ---------      ---------      ---------      ---------
Consolidated Condensed Statements
of Operations

Net sales                             $  86,397      $  70,902      $ 245,150      $ 198,927

Cost of sales                            68,504         55,080        194,545        155,777
                                      ---------      ---------      ---------      ---------
Gross profit                             17,893         15,822         50,605         43,150
Selling, general and
    administrative expenses              10,560          9,320         30,411         26,162
Interest expense                            324            421          1,023          1,244
Other income                               (142)          (173)          (325)          (271)
                                      ---------      ---------      ---------      ---------
                                         10,742          9,568         31,109         27,135
                                      ---------      ---------      ---------      ---------

Income before income taxes                7,151          6,254         19,496         16,015
Income taxes                              2,477          1,963          6,921          5,525
                                      ---------      ---------      ---------      ---------
       Net Income                     $   4,674      $   4,291      $  12,575      $  10,490
                                      =========      =========      =========      =========

Consolidated Condensed Statements
of Retained Earnings

Beginning retained earnings           $  44,461      $  32,684      $  38,793      $  28,577
Net income                                4,674          4,291         12,575         10,490
Less dividends                           (1,110)        (1,014)        (3,323)        (3,034)
Other                                        19            (66)            (1)          (138)
                                      ---------      ---------      ---------      ---------
    Ending Retained Earnings          $  48,044      $  35,895      $  48,044      $  35,895
                                      =========      =========      =========      =========

Per Share Information

Net income per share                  $     .55      $     .51      $    1.48      $    1.25
                                      =========      =========      =========      =========
Dividends declared per share          $     .13      $     .12      $     .39      $     .36
                                      =========      =========      =========      =========
Dividends paid per share              $     .13      $     .12      $     .39      $     .36
                                      =========      =========      =========      =========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                       Nine Months Ended
                                                              --------------------------------
                                                                May 28               May 29
                                                                 1995                 1994
                                                              -----------         ------------
Operating Activities:
    Net income                                                $     12,575        $     10,490
    Depreciation and amortization                                   10,915               9,737
    Deferred liabilities                                               351               2,510

    Changes in assets and liabilities:
        -  Accounts receivable                                      (3,865)             (3,750)
        -  Inventories                                              (7,259)             (2,529)
        -  Other current assets                                     (1,507)             (1,532)
        -  Other assets                                               (118)                192
        -  Accounts payable                                         (1,739)              3,680
        -  Accrued liabilities                                         516               1,974
                                                              ------------        ------------
        Net Cash Provided
           By Operating Activities                                   9,869              20,772

Investing Activities:
    (Increase) decrease in net assets of
        discontinued operation                                        (926)              5,943
    Investment in joint venture                                     (5,964)               (107)
    Additions to plant and equipment, net                          (23,916)             (8,251)
                                                              ------------        ------------
        Net Cash (Used) By
           Investing Activities                                    (30,806)             (2,415)

Financing Activities:
    Proceeds from exercise of stock options                            912                 804
    Long-term debt borrowings                                        6,800                  (0)
    Repayments of long-term debt                                    (1,165)             (1,162)
    Short-term borrowings and current
        portion of long-term debt                                    5,203                (337)
    Dividends                                                       (3,323)             (3,034)
    Other                                                                0                (138)
                                                              ------------        ------------
        Net Cash Provided (Used) by
           Financing Activities                                      8,427              (3,867)
                                                              ------------        ------------
Net change in cash and cash equivalents                            (12,510)             14,490
Cash and cash equivalents
        at beginning of period                                      15,414               2,251
                                                              ------------        ------------
Cash and Cash Equivalents
        at End of Period                                      $      2,904        $     16,741
                                                              ============        ============




See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)


Note A - Preparation of Financial Statements

The consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and subsidiaries (the Company). Intercompany transactions have been eliminated. All adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included.

Note B - Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $167 at May 28, 1995 and $147 at August 31, 1994.

Note C - Inventories

Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets

The major components are:

                                                         May 28         August 31
                                                          1995            1994
                                                         -------        ---------
Technical and product programs                           $   848         $ 1,419
Goodwill                                                   2,709           2,774
Investment in joint venture                                6,612             648
Other assets and deferred charges                          5,961           5,851
                                                         -------         -------
                                                         $16,130         $10,692
                                                         =======         =======

Note E - Deferred Liabilities

Deferred liabilities include the noncurrent portion of retirement, compensation, medical benefits, and estimated future payouts under the Company's self-insured workers' compensation program. These liabilities primarily relate to the Company's provisions for restructuring operations, the discontinued operation, and postretirement benefits other than pensions. Significant noncurrent restructuring liabilities for medical and workers' compensation costs were $2,300 and $2,800 at May 28, 1995 and August 31, 1994, respectively; consolidation and disposition of operations were $1,500 and $2,100, respectively at May 28, 1995 and August 31, 1994. Postretirement benefits other than pensions were $5,400 and $5,600 at May 28, 1995 and August 31, 1994, respectively. These accruals are not deductible for income tax purposes until paid and are therefore, accounted for as temporary differences in the Company's tax provision.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)

Note F - Long-Term Debt

The following table summarizes the Company's borrowings:

                                                         May 28         August 31
                                                          1995             1994
                                                         -------         -------
Senior notes                                             $10,089         $10,964
Industrial revenue bonds                                   6,678           6,965
Lines of credit - notes payable                           12,000               0
                                                         -------         -------
Total Obligations                                         28,767          17,929

Less current portion of notes payable
and lines of credit                                        9,222           4,019
                                                         -------         -------
                                                         $19,545         $13,910
                                                         =======         =======

Note G - Commitments and Contingencies

At May 28, 1995, the Company has committed to capital expenditures of $15.3 million.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with nine U.S. EPA led multi-party "superfund" sites and five state environmental agency led remediation sites. Each of these claims involves third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions. The designation, as a potentially responsible party, and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disportionate share of clean-up costs associated with any site.

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers.

The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were on-going settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At May 28, 1995, the Company's accrued reserve for such contingencies, including the Allied-Signal, Inc. and the Public Interest Research Group, Inc. proceedings described below, was $3.2 million.

Allied-Signal, Inc. has brought a superfund private cost recovery and contribution action against the Company in the United States District Court for the Southern District of Ohio, Western Division, which is captioned Allied-Signal, Inc. v. Amcast Industrial Corporation (Case No. C-3092-013). The action involves the Goldcamp Disposal Site in Ironton, Ohio. Allied-Signal has taken the lead in remediating the site and has estimated that its total costs for the remediation may reach $30 million. Allied is seeking a contribution from the Company in an amount equal to 50% of the final remediation costs. A trial in this proceeding was completed in February 1995, but no judgment is anticipated until after certain post-trial proceedings are completed. The Company believes its responsibility with respect to the Goldcamp site is limited, primarily due to the nature of the foundry sand waste it disposed of at the site. The Company believes that if it has any liability, at all, in regard to the Goldcamp site, that liability would not be material to its results of operations.

The Company is also a defendant in a lawsuit captioned Public Interest Research Group, Inc., et al. v. Stanley G. Flagg & Co., et al., filed in the United States District Court for the Eastern District of Pennsylvania (Case No. 89-2137). In this proceeding, it is alleged that the content of zinc and other minerals in the waste water discharged at the Company's Stowe, Pennsylvania facility exceeded the level allowed under the applicable permit, on certain days, during the period from October 1984 through October 1988. The suit seeks the assessment of penalties. The Company had believed that penalties, if any, would not be material because the discharge has been in compliance with the permit since at least early 1990 and the proceedings had been inactive for more than four years prior to March 16, 1995. On March 16, 1995, the Court moved the case to the current docket from the civil suspense file. Potential penalties are again at issue. In the event that penalties are assessed against the Company, they would be limited to a maximum of $25,000 per day for each of those days on which the minerals in the waste water discharge exceeded the levels allowed in the applicable permit. The Company believes that any penalties that might ultimately be assessed would not be material to its results of operations.

The Company's Flagg division, a discontinued operation, is a defendant in UNITED STEEL WORKERS OF AMERICA VS. STANLEY G. FLAGG & CO., INC.
filed on March 27, 1995 before the National Labor Relations Board, Fourth Region (Case No. 4-CA-23069). In August 1994, Flagg declared that negotiations with the Steelworkers Union relating to a new labor contract for approximately 121 employees at its Stowe, Pennsylvania facility had reached impasse. Flagg then implemented the last offer made to the Union. The Union claims, among other things, that Flagg's declaration of an impasse was improper and is seeking lost wages since August 1, 1994 and other relief. A hearing is scheduled before the National Labor Realtions Board in October 1995. The Company believes that if it has any liability, such liability would be subject to various offsets and would not be material to its results of operations.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)



Note H - Income Taxes


The estimated effective tax rates were 34.6% and 31.4% for the third quarters and 35.5% and 34.5% for the nine months of 1995 and 1994, respectively. In the current quarter, after review, the annual estimated effective income tax rate was reduced from 36.0% to 35.5%. In the third quarter of 1994, the annual effective income tax rate was reduced from 36.5% to 34.5% to reflect the tax benefit derived from the conversion of Casting Technology Corporation, a 60% owned joint venture, to a partnership. The impact of the 1994 change reduced the third quarter tax expense by $320,000.



Note I - Net Income Per Share


For the third quarter of 1995 and 1994, the weighted average number of common shares used to calculate income per share was 8,524,002 and 8,444,491 and for the first nine months of 1995 and 1994 was 8,504,298 and 8,414,629, respectively.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Net sales of $86.4 million in the current quarter ended May 28, 1995 increased 21.9% from the prior year third quarter. Flow Control Products' sales increased 8.0% to $36.3 million, primarily due to price increases that were implemented to offset the impact of the continuing escalation of copper costs. Engineered Components' sales rose 34.3% to $50.1 million, primarily due to increased unit volumes and the pass through of aluminum cost increases. For the first nine months of 1995, net sales were $245.2 million, up 23.2% from the comparable prior year period. Flow Control Products' sales rose 22.0% to $108.9 million, due to increased volumes and pricing actions which passed on escalating copper costs to the customer. Engineered Components' sales increased 24.3% to $136.2 million, due to higher volumes of wheels and other aluminum automotive components and contractual price adjustments for increased aluminum cost.

Gross profit for the third quarter of 1995 and 1994 was $17.9 million and $15.8 million, respectively. The increase in gross profit was primarily attributable to higher sales levels. The gross profit percent for the third quarter of 1995 was 20.7%, compared to 22.3% in 1994. Improvements in margin due to pricing actions were offset by the cost of launching several new products in the Engineered Components' business. Gross profit for the first nine months of 1995 increased to $50.6 million from $43.2 million. The year-to-date gross profit percent was 20.6%, down from 21.7% in the prior year as product launch costs offset the gains from pricing actions.

Selling, general and administrative expenses for the third quarter of $10.6 million, rose $1.2 million from the third quarter of 1994, primarily due to higher commission expense relating to increased Flow Control sales. For the nine-month periods, selling, general and administrative expenses were 12.4% and 13.2% of sales in 1995 and 1994, respectively.

For the third quarter of 1995 and 1994, interest expense was $.3 million and $.4 million, respectively. Current year-to-date interest expense is $1.0 million, down from $1.2 million in 1994, due to lower average borrowings in fiscal 1995.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results by Business Segment (unaudited)
(dollars in thousands)

                                    Three Months Ended                    Nine Months Ended
                                 ---------------------------         ---------------------------
                                  May 28            May 29            May 28             May 29
                                   1995              1994              1995               1994
                                 ---------         ---------         ---------         ---------
Net Sales

    Flow Control Products        $  36,291         $  33,602         $ 108,938         $  89,313
    Engineered Components           50,106            37,300           136,212           109,614
                                 ---------         ---------         ---------         ---------

                                 $  86,397         $  70,902         $ 245,150         $ 198,927
                                 =========         =========         =========         =========
Income Before Taxes

    Flow Control Products        $   6,636         $   4,998         $  19,094         $  14,374
    Engineered Components            2,669             3,108             6,488             7,415
    Corporate Expense               (1,830)           (1,431)           (5,063)           (4,529)
    Interest Expense                  (324)             (421)           (1,023)           (1,245)
                                 ---------         ---------         ---------         ---------

                                 $   7,151         $   6,254         $  19,496         $  16,015
                                 =========         =========         =========         =========

Flow Control Products' operating income in the third quarter of $6.6 million was up 32.8%, primarily due to improved margins resulting from pricing actions and increased product sales. Engineered Components' operating income of $2.7 million decreased $.4 million as gains from higher sales volumes were offset by costs relating to the launch of several new products. Year-to-date Flow Control Products' operating income rose by 32.8% from 1994, due to higher margins realized from improved prices. Engineered Components' nine-month operating income decreased $.9 million from the prior period, primarily due to costs related to new product launches which more than offset increased sales of wheels and other aluminum automotive components.

Capital Resources and Liquidity

For the first nine months of 1995, net cash provided by operations was $9.9 million, down from $20.8 million for the comparable period in 1994. In the current year, cash provided by net income, depreciation, and amortization was partially offset by a $13.9 million increase in working capital. In the prior year, cash provided by net income, depreciation, and amortization was partially offset by an increase in working capital of $2.2 million.

                          AMCAST INDUSTRIAL CORPORATION



PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



Capital expenditures were $23.9 million and $8.3 million for the nine-month period of fiscal 1995 and 1994, respectively. At May 28, 1995, the Company had commitments to purchase $15.3 million of machinery, primarily for the Engineered Components segment.

Total long-term debt at May 28, 1995 was $19.5 or 14.0% of capital, compared to $13.9 or 11.2% of capital as of August 31, 1994. The current portion of notes payable and lines of credit increased $5.2 and long-term debt increased $5.6, due to borrowing against credit lines to partially finance the spending for new plant and equipment.

The Company has recently completed a new Revolving Credit Agreement which allows for borrowing up to $60 million and expires April 1, 2000. In addition, the Company maintains bank lines of credit under which it may borrow up to $25 million. At May 28, 1995, there were no borrowings under the Revolving Credit Agreement and $12 million outstanding under the bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

Net assets of the discontinued operation were $13.3 million and $12.4 million at May 28, 1995 and August 31, 1994, respectively, consisting of current assets, current liabilities, and fixed assets of the remaining portion of the Stanley G. Flagg Division, net of an allowance for estimated loss on disposal.

Environmental Matters

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are described in detail in the Commitments and Contingencies note to the consolidated condensed financial statements. At May 28, 1995, the Company had accrued reserves of $3.2 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation.

                          AMCAST INDUSTRIAL CORPORATION


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1994 and Item I, Part II of Form 10-Q for the quarter ended February 26, 1995.

The Company's Flagg division, reported as a discontinued operation, is a defendant in UNITED STEEL WORKERS OF AMERICA VS. STANLEY G. FLAGG & CO., INC. filed on March 27, 1995 before the National Labor Relations Board, Fourth Region (Case No. 4-CA-23069). In August 1994, Flagg declared that negotiations with the Steelworkers Union relating to a new labor contract for approximately 121 employees at its Stowe, Pennsylvania facility had reached impasse. Flagg then implemented the last offer made to the Union. The Union claims, among other things, that Flagg's declaration of an impasse was improper and is seeking lost wages since August 1, 1994 and other relief. A hearing is scheduled before the National Labor Realtions Board in October 1995. The Company believes that if it has any liability, such liability would be subject to various offsets and would not be material to its results of operations.


Item 6 - Exhibits and Reports on Form 8-K

a)  EXHIBITS
         Exhibit 4.1 - Amended and restated Revolving Credit Agreement between the Company and Star Bank, National Association; Bank One, Dayton, NA; First National Bank of Chicago; NBD Bank; and Society National Bank dated June 7, 1995.

         Exhibit 10.5 - Executive Agreement between the Company and
         Leo W. Ladehoff, Chairman of the Board and former Chief Executive Officer of the Company dated March 3, 1995.

         Exhibit 27 - Financial Data Schedule

b)  Reports on Form 8-K:
    No reports on Form 8-K were filed by the Company during the quarter ended May 28, 1995.

                          AMCAST INDUSTRIAL CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMCAST INDUSTRIAL CORPORATION
                                          (Registrant Company)




Date: July 12, 1995                       By: /s/J. H. Shuey
      -------------                           ----------------------------------
                                          John H. Shuey
                                          President and Chief Executive Officer,
                                          Director
                                          (Principle Executive Officer)




Date: July 12, 1995                       By: /s/D. D. Watts
      -------------                           ----------------------------------
                                          Douglas D. Watts
                                          Vice President, Finance
                                          (Principle Financial Officer)



Date: July 12, 1995                       By: /s/W. L. Bown
      -------------                           ----------------------------------
                                          William L. Bown
                                          Vice President and Controller
                                          (Principle Accounting Officer)