Form 10-K
period 1995-08-31
AMCAST INDUSTRIAL CORP
filed 1995-11-22
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended August 31, 1995        Commission file number 1-9967
                          ---------------                               ------

                         AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         OHIO                                               31-0258080
-----------------------                                 ------------------
(State of Incorporation)                                (I.R.S. employer
                                                        identification no.)

7887 Washington Village Drive, Dayton, Ohio                     45459
-----------------------------------------------------------------------------
(Address of principal executive officers)                    (Zip Code)

                           291-7000 (Area Code 513)
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

                        COMMON SHARES, WITHOUT PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       ------     ------

   Aggregate market value of common stock, no par value, held by non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of October 13, 1995--$158,428,042.

   Number of common shares outstanding, without par value, as of October 13, 1995--8,558,125 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Parts I, II and IV-Portions of Annual Report to Shareholders for the year ended August 31, 1995.

   Part III--Portions of Proxy Statement for the Annual Meeting of Shareholders to be held on December 13, 1995 filed November 7, 1995.

   Index to exhibits at page 15 of this report.

                                     PART I
                                     ------


ITEM 1 - BUSINESS
-----------------

      Amcast Industrial Corporation, an Ohio corporation organized in 1869, and its subsidiaries (called collectively "Amcast" or the "Company") are engaged in the business of producing fabricated metal products, valves and controls, and cast and tubular metal products, in a variety of shapes, sizes, and metals for sale to end users directly and through sales representatives and distributor organizations and to original equipment manufacturers. Manufacturing facilities are located in five states, primarily in the eastern half of the United States. The Company's business operations are conducted through three divisions and nine wholly-owned subsidiaries. Its subsidiaries include Amcast Industrial Ltd., an Ontario, Canada corporation; Elkhart Products Corporation (Elkhart), an Indiana corporation; WheelTek, Inc. (WheelTek), an Indiana corporation; Amcast Industrial Investment Corporation, a Delaware corporation; Amcast Automotive, Inc. (formerly Midwest Marketing Services Corporation), a Michigan corporation; Amcast Industrial Financial Services, Inc., an Ohio corporation; Amcast Industrial Sales Corporation, a U.S. Virgin Islands corporation; Amcast Casting Technologies, Inc., an Indiana Corporation and Amcast Precision Products, Inc., a California corporation. Amcast Casting Technologies, Inc. owns 60% of a jointly controlled partnership formed with Izumi Industries, Ltd. of Japan.

      Effective August 31, 1995, the Company decided to retain the brass pipe fittings business of the Stanley G. Flagg & Co. division, previously reported as a discontinued operation. See Discontinued and Retained Operations note in the Company's Annual Report to Shareholders for the year ended August 31, 1995,
Exhibit 13.1, page 228 herein.

      The Company operates in two business segments--1) Flow Control Products and (2) Engineered Components. Information concerning the net sales, operating profit and identifiable assets of each segment for years 1993 through 1995 appears under "Business Segments" in the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended August 31, 1995, such information is incorporated herein by reference and is filed as Exhibit 13.1 to this report. Amcast has no foreign manufacturing operations and export sales to customers in foreign countries are not material.


FLOW CONTROL PRODUCTS
---------------------

      The Flow Control Products segment (Flow Control) includes the business of the Superior Valve division (Superior Valve), the Elkhart subsidiary, Flagg Brass division, and Amcast Industrial Ltd. Superior Valve manufactures valves and accessories used in air conditioning and refrigeration systems, and compressed gas cylinder valves for the welding, specialty, carbonic, and medical gas industries. Elkhart produces wrot copper fittings for use in residential and commercial water systems and markets brass pipe fittings.
Flagg Brass produces brass pipe fittings for the marine and industrial markets. Amcast Industrial Ltd. is the common Canadian marketing arm for Amcast's Flow Control segment manufacturing units.

      The Company's Flow Control business is a leading supplier of pipe fittings for the industrial, commercial, and residential construction markets, valves utilized in air-conditioning and refrigeration systems, and industrial compressed gas applications. These products are sold through distributors and wholesalers. Shipments are made by truck from Company locations directly to customers. The competition is comprised of a number of manufacturers of parts for air conditioning, refrigeration, and plumbing systems, and valves and controls. The Company believes that competition in this segment is based on a number of factors including product quality, service, delivery, and value.

-----------------

FLOW CONTROL PRODUCTS (cont'd)
---------------------

      Most of the Flow Control business is based on customer purchase orders for their current product requirements and such orders are filled from Company inventory. Orders are not considered firm beyond a 90-day period.

      See Properties at Item 2 of this report for information on the Company's facilities which operate in this segment.

ENGINEERED COMPONENTS
---------------------

      The Engineered Components segment produces cast and fabricated metal products principally for sale to original equipment manufacturers in the transportation, construction, air conditioning, refrigeration, and aerospace industries. The Company's manufacturing processes involve the melting of raw materials for casting into metal products having the configuration, flexibility, strength, weight, and finish required for the customer's end use. The Company also custom fabricates copper and aluminum tubular parts. The Company manufactures products on a high-volume, medium-volume, and specialized basis and its metal capabilities include aluminum, steel, brass, and copper. Products manufactured by this segment include castings for suspension, air conditioning and anti-lock braking systems, master cylinders, differential carriers and cast aluminum wheels for use on automobiles and light trucks, and parts for use in heating and air conditioning systems. The Company also designs and manufactures close-tolerance aluminum and specialty steel investment castings and related items for sale to aviation and aerospace companies. Delivery is mostly by truck from Amcast locations directly to customers.

      Amcast is not solely dependent on a single customer. However, a significant portion of the Company's Engineered Components business is directly or indirectly dependent on the major automobile manufacturers. The Company's net sales to various divisions of General Motors Corporation in 1995 were $120.1 million. No other customer accounted for more than 10% of consolidated sales in 1995.

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

      The order backlog of the aerospace business was $19.6 million at August 31, 1995, and $23.4 million at August 31, 1994. The backlog at August 31, 1995, is expected to result in revenue of $10.8 million during 1996.

      See Properties at Item 2 of this report for information on the Company's facilities which operate in this segment.

GENERAL INFORMATION
-------------------
      Raw materials essential to the business are purchased from suppliers located in the general vicinity of each operating facility. Availability of these materials is judged to be adequate. The Company does not anticipate any material shortage that will alter production schedules during the coming year.

      Amcast owns a number of patents and patent applications relating to the design of its products. While Amcast considers, in the aggregate, these patents are important to operations, it

-----------------

GENERAL INFORMATION (cont'd)
-------------------

believes that the successful manufacture and sale of its products generally depend more on the Company's technological know-how and manufacturing skills.

      Capital expenditures related to compliance with federal, state, and local environmental protection regulations for 1996 and 1997 are not expected to be material. Management believes that operating costs related to environmental protection will not have a materially adverse effect on future earnings or the Company's competitive position in the industry.

      The number of persons employed by Amcast averaged 2,400 in 1995, 2,100 in 1994, and 1,900 in 1993.

      No material portion of Amcast's business is seasonal.

RECENT DEVELOPMENTS
-------------------

      Effective November 1, 1995, the Company entered into a new $50 million, ten-year credit agreement with two institutional investors, Principal Mutual Life Insurance Company, Des Moines, Iowa, and Northwestern Mutual Life Insurance Company, Milwaukee, Wisconsin. The notes will carry an interest rate of 7.09% and will have an average term of eight and one half years. The proceeds of the notes will be used to retire existing bank debt, fund Amcast's capital expenditures for expansion, as well as other general corporate and business purposes. See Exhibit 4.10, page 145 herein.

ITEM 2 - PROPERTIES
-------------------

    The following table provides certain information relating to the Company's principal facilities as of October 13, 1995:

                                                     SQUARE
         FACILITY                                    FOOTAGE                            USE
-----------------------------                        -------                    ------------------------------------
Flow Control Products Segment
-----------------------------
SUPERIOR VALVE DIVISION                                108,200                  High and low pressure specialty
Washington, Pennsylvania                                                        valve manufacturing plant,
                                                                                warehouse, sales and general offices

ELKHART PRODUCTS                                       222,000                  Copper fittings manufacturing
CORPORATION SUBSIDIARY                                                          plant, warehouse, and sales and
Elkhart, Indiana                                                                general offices

Fayetteville, Arkansas                                 107,800                  Copper fittings manufacturing
                                                                                plant

AMCAST INDUSTRIAL LTD.                                  20,214                  Distribution warehouse and branch
SUBSIDIARY                                                                      sales office for Flow Control
Burlington, Ontario Canada                                                      Products

FLAGG BRASS DIVISION                                   150,000                  Brass foundry, machining
Stowe, Pennsylvania                                                             operations, warehouse, and sales
                                                                                and general offices

Engineered Components Segment
-----------------------------
ELKHART PRODUCTS                                       105,748                  Custom fabricated copper and
CORPORATION SUBSIDIARY                                                          aluminum tubular products
Geneva, Indiana                                                                 manufacturing plant

AMCAST PRECISION                                        70,000                  Aluminum and specialty steel
PRODUCTS, INC. SUBSIDIARY                                                       investment casting foundry
Rancho Cucamonga, California

META-MOLD DIVISION                                     133,000                  High-volume, aluminum alloy
Cedarburg, Wisconsin                                                            permanent-mold foundry

Richmond, Indiana                                       97,300                  High-volume, aluminum alloy
                                                                                permanent-mold foundry

WHEELTEK, INC.                                         139,788                  Cast aluminum automotive wheels
SUBSIDIARY
Fremont, Indiana

Gas City, Indiana                                      152,000                  Cast aluminum automotive wheels

SUSPENSION COMPONENTS                                  188,000                  Cast, machined and assembled
DIVISION                                                                        aluminum suspension components
Wapakoneta, Ohio                                                                -- under construction.


-------------------

                                                        SQUARE
                FACILITY                                FOOTAGE                              USE
------------------------------------                    -------                    ----------------------
AMCAST AUTOMOTIVE, INC.                                  8,840                     Automotive component sales,
SUBSIDIARY                                                                         product development and
Southfield, Michigan                                                               engineering center offices

Corporate
---------

CORPORATE CENTER                                        16,281                     Executive and general offices
Dayton, Ohio

      The land and building in Rancho Cucamonga, California, are leased under a 5-year lease, with a requirement that Amcast purchase the property at the fair market price at the lease expiration in 1997. The land and building in Burlington, Ontario, are leased under a 3-year lease expiring in 1998. The land in Richmond and Gas City, Indiana is leased under 99 year leases, expiring in 2091. The Corporate offices are being leased for five years expiring in 1998. The Amcast Automotive offices are being leased for five years expiring in the year 2000, with an option for a five year renewal. All other properties are owned by the Company.

      A portion of the land and building at Fayetteville, Arkansas is subject to a mortgage in favor of Bank One, Dayton, NA, to secure the payment of a $5,050,000 bond issue dated December 1, 1991, and maturing December 1, 2004.

      The Company's operating facilities are in good condition and are suitable for the Company's purposes. Utilization of capacity is dependent upon customer demand. During 1995, productive capacity utilization ranged from 61% to 92%, and averaged 82% of the Company's total capacity.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

      Refer to "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 1995, Exhibit 13.1., page 235 herein.

     The Company's Flagg division, is a defendant in UNITED STEEL WORKERS OF AMERICA VS. STANLEY G. FLAGG & CO., INC. filed on March 27, 1995 before the National Labor Relations Board, Fourth Region (Case No. 4-CA-23069). In August 1994, Flagg declared that negotiations with the Steelworkers Union relating to a new labor contract for approximately 121 employees at its Stowe, Pennsylvania facility had reached impasse. Flagg then implemented the last offer made to the Union. The Union claims, among other things, that Flagg's declaration of an impasse was improper and is seeking lost wages since August 1, 1994 and other relief. A hearing has been scheduled before the National Labor Relations Board for January 1996. The Company believes that if it has any liability, such liability would be subject to various offsets and would not be material to its results of operations.

      Allied Signal, Inc. has brought a superfund private cost recovery and contribution action against the Company in the United States District Court for the Southern District of Ohio, Western Division, which is captioned ALLIED-SIGNAL, INC. V. AMCAST INDUSTRIAL CORPORATION (Case No. C-3-92-013).
The action involves the Goldcamp Disposal Site in Ironton, Ohio. Allied-Signal has taken the lead in remediating the site and has estimated that its total costs for the remediation may reach $30 million. Allied is seeking a contribution from the Company in an amount equal to 50 percent of the final remediation costs. A trial in this proceeding was completed in February 1995, but no judgment is anticipated until after certain post-trial proceedings are completed. The Company believes its responsibility with respect to the Goldcamp Site is limited, primarily due to the nature of the foundry sand waste it disposed of at the site. The Company believes that if it has any liability at all in regard to the Goldcamp Site, that liability would not be material to its financial position or results of operations.

      The Company is also a defendant in a lawsuit captioned PUBLIC INTEREST RESEARCH GROUP, INC., ET AL. V. STANLEY G. FLAGG & CO., ET AL., filed in the United States District Court for the Eastern District of Pennsylvania (Case No. 89-2137). In this proceeding, it is alleged that the content of zinc and other minerals in the waste water discharged at the Company's Stowe, Pennsylvania facility exceeded the level allowed under the applicable permit during the period from October 1984 through October 1988. The suit seeks the assessment of penalties. The Company had believed that penalties, if any, would not be material because the discharge has been in compliance with the permit since at least early 1990 and the proceedings had been inactive for more than four years prior to March 16, 1995. On March 16, 1995, the Court moved the case to the current docket from the civil suspense file. While the possibility of a penalty of $ 25,000 per day for each day in the period during which the minerals in the waste water discharge exceeded the level allowed in the applicable permit is again at issue, the Company believes that such penalties would not be material to its financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      None

ITEM 4A - EXECUTIVE OFFICERS OF REGISTRANT
------------------------------------------


      Leo W. Ladehoff, age 63, has been a Director since 1978, Chairman of the Board of the Company since December 1980, Chief Executive Officer from May 1979 to March 1995, and President of the Company from September 1990 to December 1993. Mr. Ladehoff was also President of the Company from December 1978 until November 1986.

      John H. Shuey, age 49, has been President and Chief Executive Officer since March 1995 and a Director since March 1994. Mr. Shuey was President and Chief Operating Officer from December 1993 to March 1995. He was Executive Vice President from February 1991 to December 1993. From 1986 to 1991, Mr. Shuey was Senior Vice President, Finance and Chief Financial Officer at AM International (producer of business graphics equipment used in preparation and reproduction of information).

      Thomas K. Walker, age 54, was appointed President of Amcast Automotive, beginning August 1995. He was President of ITT Automotive's North American operations from 1992 to 1995. Mr. Walker was President of Allied Signal Automotive Catalyst Co. in Tulsa, Oklahoma from 1985 to 1992.

      Dennis A. Bertram, age 58, has been Senior Vice President, Operations of Amcast Automotive since August 1995. From May 1992 until his recent appointment, he was President and General Manager of the same group. Prior to that, he was Vice President of Operations for WheelTek.

      J. Randall Caraway, age 44, has been President of Amcast Precision since March 1991. From August 1990 to March 1991 he was Vice
President/General Manager of the Ontario Division. From 1988 to 1990 Mr. Caraway was President of Coastcast in California. Prior to his role of President he was Vice President of Operations of Coastcast.

      David L. Ewing, age 47, has been President of the Flow Control Products Group since January 1994 and Vice President/General Manager of Elkhart Products Corporation, Plumbing Division since April 1990. From May 1989 to April 1990 Mr. Ewing was President of Sensus Technologies. Prior to that, he was President of the coupling division of Rockwell International in TexarKana, Arkansas.

      Michael N. Powell, age 48, has been Vice President/General Manager of Superior Valve Company since April 1994. Mr. Powell was President and Chief Operating Officer of Versa Technologies, Inc. in Racine, Wisconsin from May 1991 to December 1993. Prior to that he was a Senior Vice President for Mark Controls Corporation in Skokie, Illinois.

      Douglas D. Watts, age 50, has been Vice President, Finance since August 1994. From 1987 to August 1994 Mr. Watts held various financial management positions with General Cable Corporation, of which the most recent post was Vice President and Controller. Prior to that, he was Vice President, Finance and Chief Financial Officer of LCP Chemicals and Plastics Inc., Edison, New Jersey.

      William L. Bown, age 49, has been Vice President and Controller since June 1992. From November 1983 to May 1992 Mr. Bown was Controller of Worthington Industries, Inc. in Columbus, Ohio.

------------------------------------------

      Denis G. Daly, age 53, has been Vice President, Legal Affairs and Secretary, since January 1990. From January 1988 to December 1989 he worked in private practice at the law firm of Thompson, Hine, and Flory.

      William J. Durbin, age 50, has been Vice President, Human Resources, since July 1984.

      Myron E. Frye, age 56, has been Vice President of Purchasing since November 1992. From March 1983 to November 1992 he was President of Purchasing / Materials Group, Inc. in Naperville, Illinois.

      Michael R. Higgins, age 49, has been Treasurer since January 1987.

      Yeshwant P. Telang, age 70, has been Senior Vice President, Technology and Competitive Manufacturing, since November 1991. He was Vice President, Technology from January 1985 to November 1991.

      Officers of Amcast are elected at the Board of Directors' first meeting following the annual meeting of shareholders and hold office until the first meeting of the board following the next Annual Meeting of Shareholders.


                                    PART II
                                    -------


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------


      Amcast common stock is listed on the New York Stock Exchange, ticker symbol AIZ. As of August 31, 1995, there were 8,555,875 of the Company's common shares outstanding, and there were approximately 7,400 shareholders of Amcast's common stock, including shareholders of record and the Company's estimate of beneficial holders.

                                Range of Stock
                                   Prices                     Dividends
                             --------------------
                                High         Low              Per Share
                                ----         ---              ---------
1995
----
         First Quarter          $  23 3/8    $ 19 3/8        $  .13
         Second Quarter            22 1/4      18 3/8           .13
         Third Quarter             20 5/8      17 1/2           .13
         Fourth Quarter            20          16 3/4           .14

1994
----
         First Quarter          $  20 3/4    $ 20 1/4        $  .12
         Second Quarter            25 3/4      25 1/8           .12
         Third Quarter             25 7/8      21 3/8           .12
         Fourth Quarter            22          20               .13

                                -------


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         STOCKHOLDER MATTERS (cont'd)
         -------------------


      See Long-Term Debt and Credit Arrangement note in the Company's Annual Report to Shareholders for the year ended August 31, 1995, Exhibit 13.1, page 231 herein for other information required by this item.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

      See "Selected Data" of the Company's Annual Report to Shareholders for the year ended August 31, 1995, Exhibit 13.1, page 222 herein.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

      See "Results of Operations", "Liquidity", and "Capital Resources" of the Company's Annual Report to Shareholders for the year ended August 31, 1995,
Exhibit 13.1, pages 218-220 herein.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      See "Financial Statements and Notes", together with the report thereon of Ernst & Young LLP and "Quarterly Financial Data (Unaudited)" of the Company's Annual Report to Shareholders for the year ended August 31, 1995, Exhibit 13.1, pages 223-241 herein.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

      None


                                    PART III
                                    --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      The information required by this item relating to directors of the Company is incorporated herein by reference to that part of the information under "Election of Directors" beginning on page 2 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 13, 1995. Information concerning executive officers of the Company appears under "Executive Officers of Registrant" at Part I, pages 8 and 9, of this Report.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

      The information required by this item is incorporated herein by reference to "Executive Compensation" on pages 6 through 12 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 13, 1995.

                               --------


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT
          ----------

      The information required by this item is incorporated herein by reference to "Security Ownership of Directors, Nominees and Officers" on page 5 and "Security Ownership of Certain Beneficial Owners" on page 15 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 13, 1995.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      The information required by this item is contained on pages 9 and 12 in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 13, 1995, which is incorporated herein by reference.




                                    PART IV
                                    -------


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------------------------------------------------------------
          ON FORM 8-K
          -----------

(a)      Documents filed as part of this report.

         1. Financial statements:

            The following financial statements of Amcast Industrial Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 1995, are incorporated by reference at
            Item 8 of this report.

            Consolidated Statements of Operations -
                   Years Ended August 31, 1995, 1994, and 1993.

            Consolidated Statements of Financial Condition -
                   August 31, 1995 and 1994.

            Consolidated Statements of Shareholders' Equity -
                   Years Ended August 31, 1995, 1994 and 1993.

            Consolidated Statements of Cash Flows -
                   Years Ended August 31, 1995, 1994, and 1993.

            Notes to Consolidated Financial Statements

                                -------


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------------------------------------------------------------

          ON FORM 8-K (cont'd)
          -----------


         2. Consolidated financial statement schedule:

              Schedule                                          Page Number
               Number                   Description             In This Report
              --------      -------------------------------     --------------

                II          Valuation and qualifying accounts
                            and reserves - August 31, 1995,
                            1994, and 1993                            14

            All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements and notes.

         3. Exhibits - See Index to Exhibits (page 15 hereof).

         4. Form 8-K - During the quarter ended August 31, 1995, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22 day of November 1995.

                                        AMCAST INDUSTRIAL CORPORATION
                                        (Registrant)

                                     By /s/John H. Shuey
                                        ---------------------------
                                        John H. Shuey
                                        President and Chief Executive
                                        Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

    Signature                      Title                          Date
-------------------           ---------------                 -------------

/s/John H. Shuey              President, Chief Executive      November 22, 1995
-------------------
John H. Shuey                 Officer, Director
                              (Principle Executive Officer)

/s/Douglas D. Watts           Vice President, Finance         November 22, 1995
-------------------
Douglas D. Watts              (Principle Financial Officer)

/s/William L. Bown            Vice President and Controller   November 22, 1995
------------------
William L. Bown               (Principle Accounting Officer)


*Leo W. Ladehoff              Chairman of the Board,
                              Director                        November 22, 1995
*James K. Baker               Director                        November 22, 1995
*Walter E. Blankley           Director                        November 22, 1995
*Peter H. Forster             Director                        November 22, 1995
*Ivan W. Gorr                 Director                        November 22, 1995
*Earl T. O'Loughlin           Director                        November 22, 1995
*William G. Roth              Director                        November 22, 1995
*R. William Van Sant          Director                        November 22, 1995

      *The undersigned John H. Shuey, by signing his name hereto, does sign and execute this annual report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

                                        By  /s/John H. Shuey
                                            ----------------------
                                            John H. Shuey
                                            Attorney in Fact

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                             (Thousands of dollars)

-----------------------------------------------------------------------------------------------------------------------------------
Col. A                                 Col. B                         Col. C                        Col.D               Col.E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                       --------------------------------
                                      Balance            Charged to          Charged to
                                     Beginning           Costs and             Other                                 Balance at
Description                           of Period          Expenses             Accounts           Deductions         End of Period
------------------------------------------------------------------------------------------------------------------------------------

Deducted From Asset Accounts

   Reserves for unrealized
   losses on properties and other
   assets held for sale:

     Year ended August 31, 1995         $    3,073                          $ 1,136(2)          $ (1,138)(3)          $   3,071
     Year ended August 31, 1994         $   11,370                                              $ (8,297)(1)          $   3,073
     Year ended August 31, 1993         $   11,117                          $   270             $    (17)             $  11,370






(1) Includes loss on the sale of assets ($2.2 million) and a revised estimate of operating losses to disposal ($6.1 million) of the discontinued operation.
(2) Revised estimate of unrealized loss on sale of assets.
(3) Loss on sale of assets.

                               INDEX OF EXHIBITS
                               -----------------

Exhibit                                                                                Located at
Number                                Description                                    Numbered Page
-------          --------------------------------------------------------------      -------------
   3             ARTICLES OF INCORPORATION AND BY-LAWS:

                 3.1  Articles of Incorporation of Amcast Industrial
                      Corporation - incorporated by reference from Form
                      10-K for the year ended August 31, 1987.

                 3.2  Code of Regulations of Amcast Industrial
                      Corporation - incorporated by reference from Form 10-K for the year ended August 31, 1987.

    4            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                 HOLDERS, INCLUDING INDENTURES:

                 4.1  $60,000,000 amended and restated Revolving Credit
                      Agreement between Amcast Industrial
                      Corporation and Star Bank, The First National Bank of
                      Chicago, Bank One, Dayton, NA, Society National Bank,
                      and National Bank of Detroit dated June 7, 1995.                      20

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

                 4.4  Amendment Agreement, dated July 24, 1995, to the
                      $20,000,000 Senior Note Agreement between Amcast
                      Industrial Corporation and Principal Mutual Life
                      Insurance Company, dated May 1, 1986.                                 64

                 4.5  $10,000,000 Senior Note Agreement between
                      Amcast Industrial Corporation and Principal
                      Mutual Life Insurance Company dated
                      September 1, 1989, as amended - incorporated by reference from Form 10-K for the year ended
                      August 31, 1989.

                 4.6  Amendment Agreement, dated July 24, 1995, to the
                      $10,000,000 Senior Note Agreement between Amcast
                      Industrial Corporation and Principal Mutual Life Insurance
                      Company, dated September 1, 1989.                                     68

                           -----------------


Exhibit                                                                                Located at
Number                                Description                                    Numbered Page
-------          --------------------------------------------------------------      -------------
                 4.7  Loan Agreement by and between the City of Fayetteville,
                      Arkansas, and Amcast Industrial Corporation, dated as of
                      December 1, 1991, for $5,050,000 City of Fayetteville,
                      Arkansas, variable/fixed rate demand Industrial
                      Development Revenue Refunding Bonds, Series 1992.                     +

                 4.8  Lease Agreement between PNC Leasing Corp., lessor, and
                      Amcast Industrial Corporation, lessee, dated July 15, 1992 incorporated by reference from Form 10-K for the year ended August 31, 1993.

                 4.9  Amcast guarantee of $15,000,000 of the $25,000,000 Credit and Intercreditor Agreement between Casting Technology
                      Company (a joint venture partnership between Amcast
                      Industrial Corporation and Izumi Industries, Ltd.) and
                      National Bank of Detroit and The Asahi Bank,
                      Ltd., and a copy of the Creditor and Intercreditor
                      Agreement, dated July 28, 1995.                                       72

                 4.10 $50,000,000 Note Agreement between Amcast Industrial
                      Corporation and Principal Mutual Life Insurance Company
                      and The Northern Mutual Life Insurance Company, dated
                      November 1, 1995.                                                     145


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

                 10.5  Executive Agreement between Amcast
                       Industrial Corporation and Leo W. Ladehoff,
                       Chairman of the Board and former Chief Executive
                       Officer of the Company, dated March 3, 1995 -

                           -----------------

Exhibit                                                                                Located at
Number                                      Description                              Numbered Page
-------          -------------------------------------------------------------       -------------
                 MATERIAL CONTRACTS (cont'd)

                       incorporated by reference from Form 10-Q for the quarter ended May 28, 1995.

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

                10.12  Amcast Industrial Corporation Nonqualified
                       Supplementary Benefit Plan, effective
                       May 29, 1991 - incorporated by reference from Form 10-K for the year ended
                       August 31, 1994.

                10.13  Change of Control Agreement between Amcast Industrial
                       Corporation and John H. Shuey, Chief Executive Officer,
                       effective August 14, 1995.                                           205

                                        -----------------


Exhibit                                                                                Located at
Number                                         Description                           Numbered Page
-------          --------------------------------------------------------------      -------------
   13           ANNUAL REPORT TO SECURITY HOLDERS:

                13.1   Amcast Industrial Corporation Annual Report to
                       Shareholders for year ended August 31, 1995.
                       Those portions of the Annual Report as are
                       specifically referenced under Parts I, II, and IV of
                       this report are filed herein.                                         218

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

                 Amcast Casting Technologies, Inc.
                 Jurisdiction of Incorporation:                     Indiana
                 Name Under Which Business is Done:                 Amcast Casting Technologies, Inc.

                           -----------------

Exhibit                                                                                Located at
Number                                         Description                           Numbered Page
-------          --------------------------------------------------------------      -------------
   23            CONSENTS OF EXPERTS AND COUNSEL:

                 23.1  Consent of Ernst & Young LLP dated
                       November 17, 1995, with respect to the
                       incorporation by reference of
                       their report dated October 10, 1995 into this
                       Annual Report (Form 10-K), the inclusion of the
                       financial statement schedules listed in Item 14(a)(2)
                       to the financial statements covered by their report
                       dated October 10, 1995, and material incorporated by
                       reference into Amcast Industrial Corporation's
                       Post-Effective Amendment No. 1 to Registration
                       Statement No. 33-2876 on Form S-8, on Registration
                       Statements on Form S-8 (Registration Nos. 33-18690,
                       33-28080, 33-28084, 33-38176 and 33-61290),
                       and on Registration Statement No. 33-28075 on
                       Form S-3                                                            242

   24            POWER OF ATTORNEY:

                 24.1  Powers of attorney of persons who are indicated
                       as having executed this Annual Report Form 10-K                     243
                       on behalf of another.

   27            FINANCIAL DATA SCHEDULE:

                 27.1  Article 5 of Regulation S-X Financial Data Schedule
                       Form 10-K for the year ended August 31, 1995                        251


+ Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total consolidated assets of the Company and that the Company will furnish a copy of the document to the Commission upon its request.