Form 10-Q
period 1995-12-03
AMCAST INDUSTRIAL CORP
filed 1996-01-16
CIK 27425

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                  FORM 10-Q
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended December 3, 1995         Commission File Number 1-9967
                        ----------------                                ------

          A M C A S T   I N D U S T R I A L   C O R P O R A T I O N
          ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Ohio                                            31-0258080
 -----------------------                             ------------------
 (State of Incorporation)                            (I.R.S. Employer
                                                     Identification No.)

 7887 Washington Village Drive, Dayton, Ohio               45459
 -------------------------------------------             ---------
 (Address of principal executive offices)                (Zip Code)



                          (Area Code 513) 291-7000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

 -----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                                    No
         ------                                    ------

Number of Common Shares outstanding, no par value, as of December 3, 1995 - 8,609,398 shares.

                         AMCAST INDUSTRIAL CORPORATION

                                   I N D E X
                                   ---------



PART I - FINANCIAL INFORMATION                                                                   PAGE NO.
         ---------------------                                                                   --------
     Item 1  -  Financial Statements:

                Consolidated Condensed Statements of Financial                                        3
                Condition - December 3, 1995 and August 31, 1995

                Consolidated Condensed Statements of Operations -                                     4
                for the Quarters Ended December 3, 1995
                and November 27, 1994

                Consolidated Condensed Statements of Retained Earnings -                              4
                for the Quarters Ended December 3, 1995
                and November 27, 1994

                Consolidated Condensed Statements of Cash Flows -                                     5
                for the Quarters Ended December 3, 1995
                and November 27, 1994

                Notes to Consolidated Condensed Financial Statements                                6-8

     Item 2  -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                9-10


PART II - OTHER INFORMATION
          -----------------
     Item 1  -  Legal Proceedings                                                                   11

     Item 6  -  Exhibits and Reports on Form 8-K                                                    11

SIGNATURES                                                                                          12

PART I - FINANCIAL INFORMATION

                         AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)
                                  (unaudited)

                                                                       December 3          August 31
ASSETS                                                                    1995               1995
------                                                                    ----               ----
Current Assets
   Cash and cash equivalents                                        $    21,912         $     1,286
   Accounts receivable                                                   45,789              44,643
   Inventories:
       Finished products                                                 26,394              25,766
       Work-in-process                                                   14,966              13,791
       Raw materials and supplies                                        11,690               9,589
                                                                         ------               -----
                                                                         53,050              49,146
   Other current assets                                                   7,455               7,786
                                                                          -----               -----
       Total current assets                                             128,206             102,861

Property, Plant and Equipment                                           215,136             200,324
   Less allowances for depreciation                                     (98,631)            (94,701)
                                                                         -------             -------
                                                                        116,505             105,623

Other Assets                                                             20,491              20,883
                                                                         ------              ------
                                                                    $   265,202         $   229,367
                                                                    ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts payable                                                 $    36,137         $    33,647
   Current portion of long-term debt                                      3,959               4,522
   Accrued expenses, compensation and
       related items and other current liabilities                       18,303              16,847
                                                                         ------              ------
       Total current liabilities                                         58,399              55,016

Long-Term Debt--less current portion                                     59,013              29,687
Deferred Income Taxes                                                     7,536               6,952
Deferred Liabilities                                                     12,510              13,507

Shareholders' Equity
   Preferred shares, without par value:
       Authorized--1,000,000 shares
       Issued--None
   Common shares, at stated value:
       Authorized--15,000,000 shares
       Issued--8,609,398 shares
         (8,555,875 at August 31, 1995)                                   8,609               8,556
   Capital in excess of stated value                                     64,832              64,175
   Retained earnings                                                     54,303              51,474
                                                                     ----------          ----------
                                                                        127,744             124,205
                                                                        -------             -------
                                                                    $   265,202         $   229,367
                                                                    ===========         ===========



See notes to consolidated condensed financial statements.

                         AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                (dollars in thousands except per share amounts)
                                  (unaudited)



                                                                  Three  Months  Ended
                                                                  --------------------
                                                            December 3           November 27
                                                                 1995                1994
                                                                 ----                ----

Consolidated Condensed Statements
---------------------------------
of Income
---------
Net sales                                                    $  86,465             $  76,998
Cost of sales                                                   69,046                61,341
                                                                ------                ------

      Gross profit                                              17,419                15,657
Selling, general and administrative expenses                    10,703                 9,754
                                                               -------                ------

      Operating income                                           6,716                 5,903
Other income, net                                                   82                   104
Interest expense                                                   462                   346
                                                                   ---                   ---

Income before income taxes                                       6,336                 5,661
Income taxes                                                     2,281                 2,038
                                                                 -----                 -----

      Net Income                                             $   4,055             $   3,623
                                                             =========             =========




Consolidated Condensed Statements of
------------------------------------
Retained Earnings
-----------------

Beginning retained earnings                                  $  51,474             $  38,793
Net income                                                       4,055                 3,623
Dividends                                                       (1,205)               (1,106)
Other                                                              (21)                   (8)
                                                              --------             ---------

      Ending Retained Earnings                               $  54,303             $  41,302
                                                             =========             =========

Per Share Information
---------------------

Net income per share                                         $     .47             $     .43
                                                             =========             =========

Dividends declared per share                                  $    .14             $     .13
                                                              ========             =========

Dividends paid per share                                      $    .14             $     .13
                                                              ========             =========


See notes to consolidated condensed financial statements.

                         AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)



                                                                     Three Months Ended
                                                                     ------------------
                                                              December 3           November 27
                                                                1995                  1994
                                                              ----------           -----------
Operating Activities:
   Net income                                                 $    4,055         $     3,623
   Depreciation                                                    4,484               3,527
   Deferred liabilities                                             (413)               (483)

   Changes in assets and liabilities:
       -  Receivables                                             (1,146)             (5,663)
       -  Inventories                                             (3,904)               (123)
       -  Accounts payable                                         2,490              (2,573)
       -  Other                                                    1,787                 960
                                                                  ------             -------
      Net Cash Provided (Used) By
      Operating Activities                                         7,353                (732)

Investing Activities:
   Additions to property, plant, and equipment                   (14,903)             (4,424)
   Contribution to joint venture                                                        (810)
   Other                                                             (71)                283
                                                                 -------             -------
      Net Cash Used By Investing Activities                      (14,974)             (4,951)

Financing Activities:
   Additions to long-term debt                                    50,000
   Reduction in long-term debt                                   (21,237)               (938)
   Dividends                                                      (1,205)             (1,106)
   Other                                                             689                 545
                                                                     ---                 ---
      Net Cash Provided (Used) By
      Financing Activities                                        28,247              (1,499)
                                                                  ------              ------

Net change in cash and cash equivalents                           20,626              (7,182)

Cash and cash equivalents at beginning of period                   1,286              15,414
                                                                   -----              ------

Cash and Cash Equivalents at End of Period                     $  21,912            $  8,232
                                                               =========            ========


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

Note B - Accounts Receivable
----------------------------

Accounts receivable are stated net of allowances for doubtful accounts of $206 at December 3, 1995 and $222 at August 31, 1995.

Note C - Inventories
--------------------

Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets
---------------------

The major components are:

                                                                      December 3       August 31
                                                                         1995             1995
                                                                      ----------       ---------

Assets held for sale                                                  $    3,439        $    3,522
Investment in joint venture                                                7,324             7,278
Other assets                                                               9,728            10,083
                                                                           -----            ------

                                                                      $   20,491        $   20,883
                                                                      ==========        ==========


Note E - Long-Term Debt
-----------------------

The following table summarizes the Company's borrowings:

                                                                           December 3            August 31
                                                                              1995                 1995
                                                                           ----------            ---------
     Senior notes                                                            $  56,357             $  7,232
     Revolving credit notes                                                                          13,000
     Lines of credit - notes payable                                                                  7,300
     Industrial revenue bonds                                                    6,615                6,677
                                                                              --------             --------
     Total Obligations                                                          62,972               34,209

     Less current portion of notes payable
     and lines of credit                                                         3,959                4,522
                                                                              --------             --------
                                                                             $  59,013             $ 29,687
                                                                             =========             ========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (dollars in thousands except share amounts)
                                  (unaudited)

Note F - Commitments and Contingencies
--------------------------------------

At December 3, 1995, the Company has committed to capital expenditures of $21.5 million, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with nine U.S. EPA led multi-party sites and six state environmental agency-led remediation sites. Each of these claims involves third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site.

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At December 3, 1995, the Company's accrued undiscounted reserve for such contingencies was $2.5 million.

Allied-Signal Inc. has brought an action against the Company seeking a contribution from the Company equal to 50% of Allied-Signal's estimated $30 million remediation cost in connection with a site in southern Ohio. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it disposed of at the site. A trial in this case was completed in February of 1995, but no judgment has been rendered. The Company believes that if it has any liability at all in regard to this matter, that liability would not be material to its financial position or results of operations.

The Company is a defendant in a lawsuit brought by the Public Interest Research Group Inc. seeking substantial penalties for alleged waste water discharges by the Company's Stanley G. Flagg & Co. division during a 48-month period ended in October of 1988. The Company's discharges have been in compliance since at least 1990. The Company therefore believes that penalties, if any, will not be material to its financial position or results of operations.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (dollars in thousands except share amounts)
                                  (unaudited)

Note G - Income Taxes
---------------------

The estimated effective tax rate was 36.0% for the first quarter of fiscal 1996 and 1995.


Note H - Net Income Per Share
-----------------------------

For the first quarter of 1996 and 1995, the weighted average number of common shares used to calculate income per share was 8,576,817 and 8,474,657, respectively.

                         AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Operating Results
-----------------

Net sales of $86.5 million in the current quarter ended December 3, 1995 increased 12.3% from the prior year first quarter. Flow Control Products' sales increased 7.4% to $38.3 million, due to higher demand for valves and the retention of the Flagg Brass business. Engineered Components' sales rose 16.5% to $48.1 million, primarily due to higher wheel sales and strong demand for a number of the Company's other automotive and aerospace products..

Gross profit for the first quarter of fiscal 1996 and 1995 was $17.4 million and $15.7 million, respectively. The increase in gross profit was primarily attributable to higher prices for plumbing fittings and wheels, coupled with improved demand for valves. Gross profit as a percent of sales for the first quarter of 1996 was 20.1%, compared to 20.3% in 1995. The slight decrease in the gross profit percentage was due to higher material costs. As increased aluminum and copper costs were passed through to customers, materials costs as a percentage of sales increased, resulting in a lower gross profit percent.

Selling, general and administrative expenses for the first quarter of $10.7 million were 9.7% higher than the first quarter 1995. The higher expenses were related to activity in support of new businesses. For the three-month period, selling, general and administrative expenses were 12.4% and 12.7% of fiscal 1996 and 1995 sales, respectively.

In the current quarter, interest expense was $.5 million, compared to $.3 million in the first quarter of fiscal 1995. This increase is a result of higher borrowings in fiscal 1996.


Results by Business Segment (unaudited)
---------------------------------------
(dollars in thousands)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                             December 3         November 27
                                                                                1995              1994
                                                                             -----------        -----------
Net Sales
---------
   Flow Control Products                                                     $  38,319          $ 35,683
   Engineered Components                                                        48,146            41,315
                                                                             ---------          --------

                                                                             $  86,465          $ 76,998
                                                                             =========          ========

Income Before Taxes
-------------------

   Flow Control Products                                                     $   5,946          $  5,736
   Engineered Components                                                         2,618             1,856
   Corporate Expense                                                            (1,766)           (1,585)
   Interest Expense                                                               (462)             (346)
                                                                             ---------          --------
                                                                             $   6,336          $  5,661
                                                                             =========          ========

                         AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS -CONTINUED

Flow Control Products' operating income in the first quarter of $5.9 million was up 3.7% due to higher margins resulting from higher prices for plumbing fittings and increased demand for valves. Engineered Components' operating income of $2.6 million increased 41.1% primarily due to improved volume and mix of wheels and other automotive and aerospace components.


Capital Resources and Liquidity
-------------------------------

In the current quarter, net cash provided by operations was $7.4 million compared to cash used by operations of $.7 million for the first three months of fiscal 1995. In the current year, cash provided by net income and depreciation was offset by a $.8 million increase in working capital. In the prior year, cash provided by net income and depreciation was partially offset by an increase in working capital of $7.4 million.

Capital expenditures were $14.9 million and $4.4 million for the three-month period of fiscal 1996 and 1995, respectively. At December 3, 1995, the Company had $21.5 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Long-term debt was 31.6% of total capital at December 3, 1995, and 19.3% at August 31, 1995. The increase during the period is due to higher debt levels relating to the November 7, 1995 private placement of $50 million in senior notes with two insurance companies.

The Company may borrow up to $60 million under a Revolving Credit Agreement which expires April 1, 2000. In addition, the Company maintains bank lines of credit under which it may borrow up to $25 million. At December 3, 1995, there were no borrowings under the Revolving Credit Agreement and none outstanding under the bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.


Contingencies
-------------

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are described in detail in the Commitments and Contingencies note to the consolidated condensed financial statements. At December 3, 1995, the Company had accrued reserves of $2.5 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation.

                         AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS -CONTINUED


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1995.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits
   --------
     Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K:
   No reports on Form 8-K were filed by the Company during the quarter ended December 3, 1995.

                         AMCAST INDUSTRIAL CORPORATION


                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMCAST INDUSTRIAL CORPORATION
                                     -----------------------------
                                     (Registrant Company)




Date: January 15, 1996               By: /s/J. H. Shuey
      ----------------                   --------------
                                     John H. Shuey
                                     President and Chief Executive Officer,
                                     Director
                                     (Principle Executive Officer)


Date: January 15, 1996               By: /s/D. D. Watts
      ----------------                   --------------
                                     Douglas D. Watts
                                     Vice President, Finance
                                     (Principle Financial Officer)


Date: January 15, 1996               By /s/W. L. Bown
      ----------------                  -------------
                                     William L. Bown
                                     Vice President and Controller
                                     (Principle Accounting Officer)