Form 10-K/A
period 1995-08-31
AMCAST INDUSTRIAL CORP
filed 1996-03-25
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                FORM 10-K/A-1


(Mark One)
  /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

           For the fiscal year ended August 31, 1995

                                           OR

  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the Transition period from _____________ to _______________.

                         Commission file number 1-9967

                         AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 OHIO                                  31-0258080
       (State of Incorporation)           (I.R.S. Employer Identification No.)


                         7887 Washington Village Drive
                              Dayton, Ohio  45459
                    (Address of principal executive offices)

Registrant's telephone number including area code:  513/291-7000
Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
Title of Each Class                             on which Registered
------------------------------                 -----------------------
Common Shares without Par Valve                New York Stock Exchange
Preferred Share Purchase Rights

     Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X          No    .
                                               ----           ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on October 13, 1995 per share of $19.00, $158,428,042.

    As of October 13, 1995, 8,558,125 Common Shares without par value, of the Registrant were outstanding.

                                   STATEMENT
                                   ---------
Amcast Industrial Corporation ("Amcast" or the "Company") is filing this Form 10-K/A-1 for the purpose of amending or supplementing information contained in Items 1, 7, and 8 of its Annual Report on Form 10-K for the year ended August 31, 1995.

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

      Effective August 31, 1995, the Company decided to retain the brass pipe fittings business of the Stanley G. Flagg & Co. division, previously reported as a discontinued operation. See Discontinued and Retained Operations note in the Company's Annual Report to Shareholders for the year ended August 31, 1995,
Exhibit 13.1, page 228 of the initially filed Form 10-K dated November
22, 1995.

      The Company operates in two business segments--1) Flow Control Products and 2) Engineered Components. Information concerning the net sales, operating profit and identifiable assets of each segment for years 1993 through 1995 appears under "Business Segments" in the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended August 31, 1995, such information is incorporated herein by reference and is filed as Exhibit 13.1 to this report. Amcast has no foreign manufacturing operations and export sales to customers in foreign countries are not material.

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

      The Company's Flow Control business is a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets, valves utilized in air-conditioning and refrigeration systems, and industrial compressed gas applications. These products are sold through distributors and wholesalers. Shipments are made by truck from Company locations directly to customers. The competition is comprised of a number of manufacturers of parts for air conditioning, refrigeration, and plumbing systems, and valves and controls. The Company believes that competition in this segment is based on a number of factors including product quality, service, delivery, and value.

      The Company is one of three major suppliers of copper and brass fittings to the North American commercial and residential plumbing markets. Products are sold primarily through plumbing wholesalers, retail hardware stores and home centers and to original equipment manufacturers and replacement parts distributors in the air conditioning and commercial refrigeration business. Competition is based on service levels, pricing and breadth of product offering. The Company's prime competitors are Mueller Industries, Inc., a publicly owned company listed on the New York Stock Exchange, and NIBCO Inc., a privately held company headquartered in Elkhart, Indiana. Both Mueller Industries, Inc. and NIBCO Inc. may have total financial resources greater than the Company's.

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

      The Company is a leading supplier of aluminum automotive components and aluminum wheels for automotive original equipment manufacturers in North America. Competition in the automotive components industry is global with numerous competitors. The basis of competition is generally design and engineering capability, price and quality.

      There are approximately 25 competitors in the aluminum automotive component business serving the North American market. Principal competitors include Alcoa, CMI International Inc., A-CMI, Stahl Specialty Company, Reliable Castings Corporation and Kaiser Aluminum Corp., a subsidiary of MAXXAM Inc., some of which have significantly greater financial resources than the Company.

      There are approximately 18 producers of aluminum wheels which service the North American market. The largest of these are Superior Industries International, Inc. and Hayes Wheels International, Inc.. The next tier of suppliers includes the Company, Reynolds Metals Company, Alcoa and Enkie America Inc. Some of the Company's competitors in the aluminum wheel business have significantly greater financial resources than the Company.

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

      The Company experienced higher aluminum and copper costs during 1995, which were generally passed through to the customer. Changes in the cost of aluminum are currently passed through to the customer based on various formulas as is the custom in the segment of the automotive industry the Company serves. Copper cost increases and decreases are generally passed through to the customer in the form of price changes as permitted by prevailing market conditions. As aluminum and copper are basic commodities traded in international markets, the Company is unable to project whether these costs will increase or decrease in the future. The Company's ability to pass through any increased costs to the customer in the future will be determined by market conditions at that time.

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

RECENT DEVELOPMENTS
-------------------
      Effective November 1, 1995, the Company entered into a new $50 million, ten-year credit agreement with two institutional investors, Principal Mutual Life Insurance Company, Des Moines, Iowa, and Northwestern Mutual Life Insurance Company, Milwaukee, Wisconsin. The notes will carry an interest rate of 7.09% and will have an average term of eight and one half years. The proceeds of the notes will be used to retire existing bank debt, fund Amcast's capital expenditures for expansion, as well as other general corporate and business purposes. See Exhibit 4.10, page 145 of the initially filed Form 10-K dated November 22, 1995.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
---------------------
Net sales were $328,231, $271,856 and $222,643 in 1995, 1994 and 1993, respectively. In 1995, sales increased 20.7% due to increased shipments of aluminum wheels and other automotive components, and higher pricing driven by escalating material costs. Approximately 23% of the $56.4 million increase in sales was due to higher unit volumes. The volume increase was primarily due to increased shipments of aluminum wheels and other automotive components. Higher pricing, a majority of which resulted from the pass through of increased material costs, was primarily responsible for the remainder of the sales increase. In 1994, sales increased 22.1% due to a strong market for the Company's plumbing products and increased demand for aluminum wheels and automotive components. Approximately 25% of the $49.2 million sales increase was due to the strength of the Company's sales to the plumbing market. Automotive component sales rose 44.5% in 1994, accounting for the majority of the remaining sales increase. Recently constructed and expanded automotive component plants allowed the Company to capitalize on the increased demand for aluminum wheels and other automotive components.

      The gross profit percent was 20.8%, 21.8%, and 22.6% in 1995, 1994, and 1993, respectively. The gross profit percent decreased in 1995 due to rising material costs. As higher aluminum and copper costs were passed through to customers, material costs as a percentage of sales increased, resulting in a lower gross profit percent. Gross profit decreased as a percent of sales in 1994, primarily due to the underutilization of two recently constructed automotive parts plants. The higher gross profit percent in 1993, resulted from improved pricing for copper plumbing products and lower costs for copper used in many of the Company's flow control products. These improvements were partially offset by reduced unit volumes for copper plumbing products and lower demand for aluminum wheels.

      Selling, general and administrative expenses, as a percent of sales, were 12.5% in 1995, 13.3% in 1994, and 14.2% in 1993. As a percent of sales, these expenses have decreased due to higher sales levels. Expenses have increased year to year reflecting higher sales and marketing costs to support business expansion.

      Interest expense was $1,387, $1,594, and $1,266 in 1995, 1994, and 1993,
respectively. Interest expense decreased in 1995 as long-term debt was retired. Although borrowing increased in the current year, the proceeds financed plant construction and expansions and accordingly, the interest related to these long-term projects was capitalized. Average borrowings were lower in 1994, however, interest expense was higher compared to 1993 when interest was capitalized during the construction period of two new manufacturing facilities. Interest rates were slightly higher in 1994 compared to 1993.

      Other income was higher in 1993, compared to subsequent years, primarily due to the gain realized on the sale of a facility.

      The effective tax rate in 1995 was 34.2 %, compared to the 34.5% in 1994. The 1995 rate is lower than the statutory rate due to federal tax credits. The rate decreased in 1994 compared to 36% in 1993 primarily due to the tax benefit derived from the conversion of Casting Technology Corporation (CTC), a joint venture of Amcast and Izumi, to a partnership.

      In 1992, the Company adopted a plan to divest Stanley G. Flagg & Co., (Flagg), a manufacturer of iron and brass pipe fittings and pole line hardware for the utility market. A significant portion of the Flagg assets, relating to the iron and pole line hardware businesses have been sold. Effective August 31, 1995, the Company elected to retain the brass fittings business, which is currently operating in a portion of the Flagg facility. The assets and operating results of the brass business are not material to the Company, therefore, previously reported results of operations and statements of financial condition of Amcast have not been reclassified. The brass business will be reported as part of the flow control segment. Sales in 1995 were $7,615 and assets were $11,857 at year end. The remaining idle assets of the iron and pole line businesses are being held for sale and reported at their net realizable value in the caption, Other Assets. See Discontinued and Retained Operations note on page 23 of the initially filed Form 10-K dated November 22, 1995.

      During the fourth quarter of 1993, the Company elected early adoption, effective September 1, 1992, of the Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires companies to record a liability for employees' accumulated postretirement benefit costs and to recognize ongoing expenses on an accrual basis. The Company recognized the $6,159 pre-tax cumulative effect of the change in accounting principle, which represents the accumulated postretirement benefit obligation as of September 1, 1992. The effect on net income and shareholders' equity was $3,942, or $.47 per share. The impact on 1993 operating results, due to the adoption of SFAS 106, was not material.

FLOW CONTROL PRODUCTS
---------------------

      Flow Control Products sales were $146,692, $124,090, and $110,096 in 1995, 1994, and 1993, respectively. Operating profits were $25,387, $19,849, and $15,703 in 1995, 1994, and 1993, respectively. In 1995, sales increased 18.2% while operating profits rose 27.9%. Margins increased due to higher operating efficiencies and the Company's strong market position, which allowed for improved price realization. In 1994, sales increased 12.7% while operating profits rose 26.4% due to improved margins resulting from cost reductions and increased sales volume.

ENGINEERED COMPONENTS
---------------------

      Engineered Components sales were $181,539, $147,766, and $112,547 in 1995, 1994, and 1993, respectively. Operating profits were $8,862, $10,034, and $8,228 in 1995, 1994, and 1993, respectively. In 1995, sales increased 22.9% due to higher volumes of aluminum wheels and automotive components, and higher pricing driven by escalating aluminum costs. Increased unit volumes accounted for approximately one-third of the $33.8 million sales increase. The remainder of the increase resulted from higher pricing, primarily driven by rising aluminum costs. Operating profits decreased 11.7% due to costs related to launching several new products which offset the improvements in sales volume. New products in the Engineered Components segment included, among others, air conditioning components, aluminum wheels, suspension parts, and aircraft cylinder heads which incurred launch costs of approximately $4 million. These costs were predominately scrap, and rework expenses and expenses related to production inefficiencies. In 1994, sales increased 31.3% while operating profits increased 21.9%. The increase in sales was primarily due to strong customer demand for aluminum wheels and other aluminum automotive components. Unit wheel sales more than doubled from the prior year, accounting for approximately 70% of the sales increase. Higher operating profits, resulting primarily from wheel sales, were partially offset by the underutilization of two new automotive parts plants. In 1993, the Company constructed an aluminum wheel plant in Gas City, Indiana and an aluminum components plant in Richmond, Indiana. These plants were not fully utilized until 1995, and accordingly fixed costs associated with less than complete utilization negatively impacted 1994 earnings.

LIQUIDITY
---------

      Net cash provided by operations was $15,464, $29,578, and $17,958 for the years 1995, 1994, and 1993, respectively. In each of the three years, cash was primarily provided by income from operations, and depreciation. In 1995, inventories and accounts receivables increased to support the increased sales volume.

      Net cash used by investing activities was $42,743, $8,848, and $11,121 for the years 1995, 1994, and 1993, respectively. To support the business expansion activities, investments were made in property, plant, and equipment, and Casting Technology Company.

      Net cash provided (used) by financing activities was $13,151, $(7,567), and $(7,726) for the years 1995, 1994, and 1993, respectively. In 1995, increased borrowings were used to fund business expansion. In 1994 and 1993, financing activities used cash primarily to reduce long-term debt and pay cash dividends.

CAPITAL RESOURCES
-----------------

      Capital expenditures were $41,724, $15,596, and $13,990 in 1995, 1994, and 1993, respectively. In 1995, expenditures were funded by additions to long-term debt, cash provided by operations, and the prior year cash position. In 1994 and 1993, the expenditures were funded by cash provided by operations. At August 31, 1995, the Company had $16,296 of commitments for capital expenditures to be made in 1996, primarily for the Engineered Components segment.

      Book value per common share at August 31, 1995, was $14.52, up from $13.02 the prior year. The ratio of long-term debt as a percent of capital increased to 19.3% at August 31, 1995, from 11.2% at August 31, 1994.

      In June of 1995, the Company signed a new five year, $60 million, revolving credit agreement with its five-member bank group. The agreement consists of a three-year revolving period, which may be extended for up to two years under certain conditions, followed by a two-year term loan commitment. The new agreement provides enhanced borrowing capacity and flexibility to support the Company's growth program. The financing replaces a prior $40 million agreement which was to expire in 1997.

     The Company has $146.9 million of unused borrowing capacity under the most restrictive debt covenant relating to the above mentioned credit agreement. One million preferred shares and 6.4 million common shares are authorized and available for future issuance. Management believes the Company has adequate financial resources to meet its future needs.

      Contingencies. The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are described in detail in the Commitments and Contingencies note to the consolidated financial statements. At August 31, 1995, the Company had accrued reserves of $2.6 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with disposition of any of its property.

      Impact of Recently Issued Accounting Standards. In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material to the financial position or results of operations.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
AMCAST INDUSTRIAL CORPORATION
DAYTON, OHIO

We have audited the accompanying consolidated statements of financial condition of Amcast Industrial Corporation and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amcast Industrial Corporation and subsidiaries at August 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

   As discussed in the Postretirement Health Care and Life Insurance Benefits note to the consolidated financial statements, in 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Ernst & Young LLP
Dayton, Ohio
October 10, 1995

                              /s/Ernst & Young LLP
                              --------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)

                                                                                                Year Ended August 31
                                                                                        1995            1994           1993
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   328,231    $   271,856    $  222,643
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        260,120        212,598       172,218
                                                                                     -----------    -----------    ----------
                                                                     GROSS PROFIT         68,111         59,258        50,425

Selling, general and administrative expenses  . . . . . . . . . . . . . . . . . .         41,139         36,038        31,515
                                                                                     -----------    -----------    ----------
                                                                 OPERATING INCOME         26,972         23,220        18,910

Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            513            441         1,187
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,387          1,594         1,266
                                                                                     -----------    -----------    ----------
                                                       INCOME BEFORE INCOME TAXES         26,098         22,067        18,831
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,927          7,613         6,779
                                                                                     -----------    -----------    ----------
              INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE         17,171         14,454        12,052
Cumulative effect of change in accounting for postretirement
  benefits other than pensions, net of taxes  . . . . . . . . . . . . . . . . . .                                      (3,942)
                                                                                     -----------    -----------    ----------
                                                                       NET INCOME    $    17,171    $    14,454    $    8,110
                                                                                     ===========    ===========    ==========

Income per share:
  Income before cumulative effect of a change in accounting principle   . . . . .    $      2.02    $      1.72    $     1.44
  Cumulative effect of a change in accounting principle   . . . . . . . . . . . .                                        (.47)
                                                                                     -----------    -----------    ----------
  Net income per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      2.02    $      1.72    $      .97
                                                                                     ===========    ===========    ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands)
                                                                                        August 31
                                                                                   1995           1994
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ................................................     $  1,286       $ 15,414
  Accounts receivable ......................................................       44,643         38,400
  Inventories ..............................................................       49,146         38,469
  Prepaid expenses .........................................................        7,786          5,143
                                                                                 --------       --------
                                                        TOTAL CURRENT ASSETS      102,861         97,426
PROPERTY, PLANT, AND EQUIPMENT
  Land .....................................................................        1,978          1,940
  Buildings ................................................................       27,653         25,130
  Machinery and equipment ..................................................      135,163        110,287
  Construction in progress .................................................       35,530         11,828
                                                                                 --------       --------
                                                                                  200,324        149,185
  Less allowances for depreciation .........................................       94,701         75,531
                                                                                 --------       --------
                                                                                  105,623         73,654
NET ASSETS OF DISCONTINUED OPERATION .......................................                      12,389
OTHER ASSETS ...............................................................       20,883         10,692
                                                                                 --------       --------
                                                                                 $229,367       $194,161
                                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable .........................................................     $ 33,647       $ 27,169
  Compensation and related items ...........................................        9,719          9,066
  Accrued expenses .........................................................        5,930          7,482
  Current portion of long-term debt ........................................        4,522          4,019
  Other current liabilities ................................................        1,198          1,100
                                                                                 --------       --------
                                                   TOTAL CURRENT LIABILITIES       55,016         48,836
LONG-TERM DEBT--less current portion .......................................       29,687         13,910

DEFERRED INCOME TAXES ......................................................        6,952          4,024

DEFERRED LIABILITIES .......................................................       13,507         17,228

SHAREHOLDERS' EQUITY
  Preferred shares, without par value:
    Authorized--1,000,000 shares
    Issued--None
  Common shares, at stated value:
    Authorized--15,000,000 shares
    Issued--8,555,875 shares, 8,457,896 shares in 1994 .....................        8,556          8,458
  Capital in excess of stated value ........................................       64,175         62,912
  Retained earnings ........................................................       51,474         38,793
                                                                                 --------       --------
                                                                                  124,205        110,163
                                                                                 --------       --------
                                                                                 $229,367       $194,161
                                                                                 ========       ========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
($ in thousands)

                                                                       Capital in                      Common
                                                           Common       Excess of      Retained       Shares in
                                                           Shares      Stated Value    Earnings       Treasury         Total
BALANCE AT SEPTEMBER 1, 1992  . . . . . . . . . . . .    $   8,370      $  62,006      $  24,695     $    (651)    $   94,420
  Net income  . . . . . . . . . . . . . . . . . . . .                                      8,110                        8,110
  Cash dividends declared, $.48 per share   . . . . .                                     (4,014)                      (4,014)
  Stock options exercised   . . . . . . . . . . . . .           13             61                          564            638
  Other   . . . . . . . . . . . . . . . . . . . . . .                         (20)          (214)                        (234)
                                                         ---------      ---------      ---------     ---------     ----------

BALANCE AT AUGUST 31, 1993  . . . . . . . . . . . . .        8,383         62,047         28,577           (87)        98,920
  Net income  . . . . . . . . . . . . . . . . . . . .                                     14,454                       14,454
  Cash dividends declared, $.49 per share   . . . . .                                     (4,134)                      (4,134)
  Stock options exercised   . . . . . . . . . . . . .           75            698                           87            860
  Tax benefit from stock options exercised  . . . . .                         167                                         167
  Other   . . . . . . . . . . . . . . . . . . . . . .                                       (104)                        (104)
                                                         ---------      ---------      ---------     ---------     ----------
BALANCE AT AUGUST 31, 1994  . . . . . . . . . . . . .        8,458         62,912         38,793                      110,163
  NET INCOME  . . . . . . . . . . . . . . . . . . . .                                     17,171                       17,171
  CASH DIVIDENDS DECLARED, $.53 PER SHARE   . . . . .                                     (4,523)                      (4,523)
  STOCK OPTIONS EXERCISED   . . . . . . . . . . . . .           98          1,029                                       1,127
  TAX BENEFIT FROM STOCK OPTIONS EXERCISED  . . . . .                         234                                         234
  OTHER   . . . . . . . . . . . . . . . . . . . . . .                                         33                           33
                                                         ---------      ---------      ---------     ---------     ----------
BALANCE AT AUGUST 31, 1995  . . . . . . . . . . . . .    $   8,556      $  64,175      $  51,474     $      --     $  124,205
                                                         =========      =========      =========     =========     ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS )

                                                                                                          Year Ended August 31
                                                                                                      1995        1994        1993
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 17,171        $14,454   $  8,110
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,392         12,812     12,010
  Cumulative effect of change in accounting principle   . . . . . . . . . . . . . . . . . .                                   6,159
  Deferred liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (793)           380     (1,183)
  Loss (gain) on property, plant and equipment disposals  . . . . . . . . . . . . . . . . .            22             46       (850)

  Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .        (6,243)        (4,636)     1,245
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (10,677)        (3,897)    (1,757)
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,643)          (887)    (1,622)
     Prepaid pension costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           249            336        548
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .        (1,691)           613     (2,105)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .         6,478          9,119     (4,160)
     Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (801)         1,238      1,563
                                                                                                  -------         -------    ------
                                                            NET CASH PROVIDED BY OPERATIONS        15,464         29,578     17,958
INVESTING ACTIVITIES:
  Proceeds from property, plant, and equipment disposals  . . . . . . . . . . . . . . . . .           482            171      1,907
  Additions to property, plant, and equipment   . . . . . . . . . . . . . . . . . . . . . .       (41,724)       (15,596)   (13,990)
  Contributions to joint venture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,660)        (1,014)      (180)
  Decrease in discontinued and other assets   . . . . . . . . . . . . . . . . . . . . . . .         5,159          7,591      1,142
                                                                                                  -------        -------     ------
                                                      NET CASH USED BY INVESTING ACTIVITES        (42,743)        (8,848)   (11,121)
FINANCING ACTIVITIES:
  Additions to long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,300
  Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . . . . . . . .         1,361          1,027        628
  Reduction in long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,523)        (4,019)    (4,347)
  Short-term borrowings and current portion of long-term debt   . . . . . . . . . . . . . .           503           (337)       231
  Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,523)        (4,134)    (4,014)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33           (104)      (224)
                                                                                                  -------        -------    -------
                                           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        13,151         (7,567)    (7,726)
                                                                                                  -------         -------   -------
Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .       (14,128)        13,163       (889)
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . . . . . . . . .        15,414          2,251      3,140
                                                                                                  -------        -------    -------
                                                   CASH AND CASH EQUIVALENTS AT END OF YEAR    $    1,286      $  15,414    $ 2,251
                                                                                                 ========       ========   ========




See Notes To Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share data)

ACCOUNTING POLICIES

THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Amcast Industrial Corporation and its subsidiaries (the Company). Intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS include amounts on deposit with financial institutions and investments maturing within 90 days.

ACCOUNTS RECEIVABLE are stated net of allowances for doubtful accounts of $222 at August 31, 1995, and $147 at August 31, 1994.

INVENTORIES are valued at the lower of cost or market using the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods.

PROPERTY, PLANT, AND EQUIPMENT are carried at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred.

DEPRECIATION is computed on the straight-line method. The amortization periods represent the estimated useful lives of the assets.

DEFERRED INCOME TAXES are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

NET INCOME PER SHARE is computed on the weighted average number of common shares outstanding during each year. The exercise of outstanding options, which are common stock equivalents, would cause no material dilution.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------
In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material to the financial position or results of operations.

DISCONTINUED AND RETAINED OPERATIONS

Effective August 31, 1992, the Company adopted a plan to sell the Stanley G. Flagg & Co. division (Flagg), a manufacturer of iron and brass pipe fittings and utility pole line hardware. Since 1992, the Company has reported Flagg as a discontinued operation.

The Company has sold inventory and machinery and equipment relating to the iron fittings and the utility hardware product lines. Certain idle equipment relating to these product lines remains unsold. Effective August 31,1995, the Company decided to retain the brass business of Flagg. The brass business is currently operating in a portion of the Flagg facility. The operations and the assets of the brass business are immaterial to the Company and therefore, previously reported results of operations and statements of financial condition have not been reclassified. In the future, sales of the brass business will be reported in the Flow Control Products Segment. Sales were $7,615 in 1995. Total assets, included in Flow Control Products identifiable assets, were $11,857 at year end. The asset values of the remaining idle facility and machinery and equipment relating to the iron and utility hardware product lines are being held for sale and are recorded at their net realizable value in other assets.

INVENTORIES

The major components of inventories as of August 31 are:
                                                                                   1995         1994
Finished products . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $31,881      $21,234
Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,450       13,121
Raw materials and supplies  . . . . . . . . . . . . . . . . . . . . . . .          11,961       10,435
                                                                                  -------      -------
                                                                                   59,292       44,790
Less amount to reduce certain inventories
to LIFO value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,146        6,321
                                                                                  -------      --------
                                                                                  $49,146      $38,469
                                                                                  =======       =======

Inventories reported on the FIFO method were $12,901 and $5,435 at August 31, 1995 and 1994, respectively. The estimated replacement cost of inventories is the amount reported before the LIFO reserve.

OTHER ASSETS

The major components of other assets as of August 31 are:

                                                    1995          1994
Assets held for resale  . . . . . . . . . . . .    $ 3,522      $    553
Investment in joint venture . . . . . . . . . .      7,278           648
Other   . . . . . . . . . . . . . . . . . . . .     10,083         9,491
                                                   -------       -------
                                                   $20,883       $10,692
                                                   =======       =======

     Properties held for resale reflect the estimated realizable values of the fixed assets of closed facilities. The investment in joint venture represents the Company's share of Casting Technology Company's net equity.

     The fair market value of technical and product programs ($639 in 1995 and $1,419 in 1994), as determined by an independent appraiser, were recognized at the date of acquisition of certain businesses. Technical and product programs are being amortized over 10 years on a straight-line basis. The excess of cost over the fair market value of the businesses acquired ($2,688 in 1995 and $2,774 in 1994) is being amortized on a straight-line basis over 40 years.

LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes the Company's borrowings at August 31:
                                                    1995         1994
Senior notes  . . . . . . . . . . . . . . . .          $ 7,232        $10,964
Revolving credit notes  . . . . . . . . . . .           13,000
Lines of credit . . . . . . . . . . . . . . .            7,300
Industrial revenue bonds  . . . . . . . . . .            6,677          6,965
                                                       -------        -------
                                                        34,209         17,929
Less current portion  . . . . . . . . . . . .            4,522          4,019
                                                       -------        -------
                    LONG-TERM DEBT                     $29,687        $13,910
                                                       =======        =======

        Senior notes consist of two agreements with interest rates of 9.32% and 9%. The notes call for periodic principal payments and mature June 5, 1996, and September 15, 1999, respectively.

        The Company has a $60,000 credit agreement extending through March 31, 2000. There were $13,000 outstanding borrowings under this credit agreement at August 31, 1995, with a weighted average interest rate of 6.3%. The interest rate on borrowings under this agreement is based on, at the Company's option, the prime rate, the certificate of deposit rate plus a premium, or the Euro-dollar rate plus a premium. Premiums are subject to Company performance measured on a quarterly basis and range from 0.375% to 0.75%. A commitment fee of 0.15% is payable on the unused portion of the credit line.

        The Company has lines of credit totaling $25,000. At August 31, 1995, borrowings were $7,300 with a weighted average interest rate of 6.4%. These lines require no material compensating balances or commitment fees.

        Industrial revenue bonds consist of various issues at fixed and variable interest rates, ranging from 3.9% to 5%. These bonds call for principal payments at various dates through 2004.

        Debt covenants require the Company to maintain certain current and debt-to-equity ratios. Other provisions limit the aggregate amount of certain defined payments including purchase of Company stock and cash dividends. At August 31, 1995, all retained earnings were available for the payment of dividends.

        The obligations in connection with industrial revenue bonds and certain notes included in long-term debt are collateralized by property, plant, and equipment with a net book value of $2,907 and $3,673 at August 31, 1995 and 1994, respectively.

        Long-term debt maturities for each of the next five years are $4,522 in 1996, $1,105 in 1997, $1,107 in 1998, $6,990 in 1999, and $14,910 in 2000.

        Capitalized interest was $390 and $878 in 1995 and 1993, respectively. Interest paid was $1,830, $1,705, and $2,230 in 1995, 1994, and 1993, respectively.

STOCK OPTIONS
The Company has two active stock option plans.
        The 1981 Stock Option Plan was approved by shareholders of the Company on December 16, 1981, and amended by the shareholders on December 18, 1985.
The plan provided for the granting of a maximum of 400,000 options to purchase common shares to key employees of the Company and its subsidiaries. The option price per share may not be less than the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed ten years. Options granted under the plan may include related stock appreciation rights. Granting of options under this plan expired on October 13, 1991.
        The 1989 Stock Incentive Plan was approved by shareholders of the Company on December 14, 1988 and amended by the shareholders on December 9, 1992. The plan provides for the granting of a maximum of 800,000 stock options, stock appreciation rights, performance awards, and restricted stock awards to key employees of the Company and its subsidiaries. The option price per share may not be less than the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed ten years.
        The 1989 Director Stock Option Plan was approved by the shareholders of the Company on December 14, 1988. The plan provides for the granting of a maximum of 120,000 nonqualified stock options. The option price per share is equal to the fair market value of a Company share on the date of grant. The term of each option is five years, and an option first becomes exercisable one year after the date of grant. Under the plan, each person serving as a director of the Company on the first business day of January of each year, who is not employed by the Company will automatically be granted 1,500 options.
        Information regarding the Company's stock option plans is summarized below:

                                                                                1981            1989             1989
                                                                               Stock           Stock         Director Stock
                                                                            Option Plan     Incentive Plan     Option Plan
                                                                            -----------     --------------   --------------
Shares under option:
  Outstanding at September 1, 1992  . . . . . . . . . . . . . . . . . .        30,832          263,084          45,000
    Granted   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        102,623          12,000
    Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (23,832)         (46,174)        (10,500)
                                                                              -------         --------         -------
  Outstanding at August 31, 1993  . . . . . . . . . . . . . . . . . . .         7,000          319,533          46,500
    Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         97,932          10,500
    Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,000)         (65,009)        (15,000)
    Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (11,129)
                                                                              -------         --------         -------
  Outstanding at August 31, 1994  . . . . . . . . . . . . . . . . . . .                        341,327          42,000
    Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        129,137          10,500
    Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (91,144)         (6,000)
    Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (11,000)
                                                                                              --------         -------
  Outstanding at August 31, 1995  . . . . . . . . . . . . . . . . . . .                        368,320          46,500
                                                                                              ========         =======
Options available to grant at August 31, 1995 . . . . . . . . . . . . .                        121,803          39,000
                                                                                              ========         =======
Average option price per share:
  At August 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . .       $ 12.75         $  12.81         $ 14.37
  At August 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .                          14.95           16.69
  At August 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . .                          17.33           18.39
Options Exercisable:
  At August 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . .         7,000          216,910          34,500
  At August 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .                        243,395          31,500
  At August 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . .                        244,183          36,000
Average price of options exercised:
  Year Ended August 31, 1993  . . . . . . . . . . . . . . . . . . . . .       $ 11.43         $   9.44        $  11.04
  Year Ended August 31, 1994  . . . . . . . . . . . . . . . . . . . . .         12.75            11.78           12.66
  Year Ended August 31, 1995  . . . . . . . . . . . . . . . . . . . . .                          11.47           11.00

LEASES

The Company has a number of operating lease agreements primarily involving machinery, physical distribution, and computer equipment. Certain of these leases contain renewal or purchase options which vary by lease. These leases are noncancelable and expire on dates through 2000.

        Rent expense was $5,206, $5,234, and $2,404 for the years ended August 31, 1995, 1994, and 1993, respectively.

        The following is a schedule by year of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 1995:

1996  . . . . . . . . . . . . . . . . . . .   $  4,403
1997  . . . . . . . . . . . . . . . . . . .      3,815
1998  . . . . . . . . . . . . . . . . . . .      8,210
1999  . . . . . . . . . . . . . . . . . . .        188
2000  . . . . . . . . . . . . . . . . . . .         61
                                              --------
TOTAL MINIMUM LEASE PAYMENTS  . . . . . . .   $ 16,677
                                              ========


PREFERRED SHARE PURCHASE RIGHTS

The Company has a Shareholder Rights Plan pursuant to which holders of the Company's common shares receive a dividend of one preferred share purchase right (collectively, the "Rights") for each common share held. The Rights contain features which, under defined circumstances, allow holders to buy shares at a bargain price. The Rights will expire on February 28, 1998. The Rights are not presently exercisable and trade in tandem with the common shares. The Rights become exercisable following the close of business on the tenth day after a public announcement that a person or group has acquired 20% or more of the common shares of the Company or a public announcement or commencement of a tender or exchange offer which would result in ownership of 30% or more of the common shares of Amcast. It is expected that the Rights will begin to trade independently of the Company's common shares at that time.

        The Company may redeem the Rights for one cent per Right any time prior to the close of business on the tenth day following the day that a 20% position is acquired and under certain circumstances thereafter, including certain transactions not involving a 20% shareholder of the Company.

COMMITMENTS AND CONTINGENCIES

        At August 31, 1995, the Company has committed to capital expenditures of $16,296 in 1996, primarily for the Engineered Components segment.

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

        To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At August 31, 1995, the Company's accrued undiscounted reserve for such contingencies was $2.6 million.

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

PENSION PLANS
The Company has a noncontributory defined benefit pension plan covering certain employees. The plan covers salaried employees and provides pension benefits that are based on years of credited service, employee compensation during years preceding retirement, and the primary social security benefit. The plan also covers hourly employees and provides pension benefits of stated amounts for each year of credited service. The Company's policy is to fund the annual amount required by the Employee Retirement Income Security Act of 1974. Plan assets consist of U.S. Treasury bonds and notes, U.S. governmental agency issues, corporate bonds, and common stocks. The plan held 350,000 common shares of the Company at August 31, 1995 (7.8% of plan assets) and 1994 (9% of plan assets).
   The Company also sponsors a deferred compensation profit sharing plan for the benefit of substantially all salaried employees. The Company provides a 15% match on employee contributions up to 6% of eligible compensation and a supplemental savings match from 1% to 35% based on the Company achieving a minimum return on shareholders' equity and subject to IRS limitations.
   The Company participates in a multiemployer plan which provides defined benefits to certain bargaining unit employees.
   The following table sets forth the funded status and the amounts recognized in the consolidated statements of financial condition for the Company's defined benefit plan at August 31:


                                                                                                       1995             1994
Actuarial present value of benefit obligation:
   Vested benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (81,636)        $(78,127)
                                                                                                       ========          =======
   Accumulated benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (82,573)        $(78,901)
                                                                                                       ========          =======
Projected benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (87,233)        $(82,654)
Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          85,559           82,986
                                                                                                       --------         --------
(Under)overfunded projected benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . .          (1,674)             332
Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,026            1,847
Unrecognized prior service cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,897            2,020
Unrecognized transition (asset) being recognized over a minimum of 15 years . . . . . . . . . .          (3,625)          (4,183)
                                                                                                       ---------        --------
Net pension (liability) asset recognized in the consolidated
     statement of financial condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    (376)         $    16
                                                                                                        =======          =======

    A summary of the components of net periodic pension cost for the defined plan in 1995, 1994, and 1993, and the total amounts charged to expense for the defined contribution and multiemployer plans follows:
                                                                                        1995            1994               1993
Defined benefit plan:
  Service cost of current period  . . . . . . . . . . . . . . . . . . . . . .         $ 1,133          $ 1,315           $ 1,278
  Interest cost on projected benefit obligation   . . . . . . . . . . . . . .           6,412            6,289             6,466
  Actual return on plan assets  . . . . . . . . . . . . . . . . . . . . . . .         (10,021)          (1,798)          (10,159)
  Net amortization and deferral   . . . . . . . . . . . . . . . . . . . . . .           2,868           (5,320)            2,963
                                                                                    ---------        ---------          --------
  Net pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             392              486               548
Defined contribution plan . . . . . . . . . . . . . . . . . . . . . . . . . .             510              410               301
Multiemployer pension plan  . . . . . . . . . . . . . . . . . . . . . . . . .             214              197               180
                                                                                    ---------        ---------          --------
                                                                   TOTAL COST       $   1,116        $   1,093          $  1,029
                                                                                    =========        =========          ========
Assumed rates of return:
  Weighted average discount rate  . . . . . . . . . . . . . . . . . . . . . .             7.5%             8.0%              7.5%
  Rate of future compensation increase  . . . . . . . . . . . . . . . . . . .             4.7%             4.7%              4.7%
  Long-term return on assets:
    Dedicated . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8.0%             7.5%              8.5%
    Nondedicated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10.5%            10.0%             10.0%

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company provides health care and life insurance benefits to designated salary and hourly employees who participate in a defined benefit pension plan and who retired prior to January 1, 1992. The plan coordinates with Medicare and requires employee contributions. The Company also provides similar benefits to certain employees, represented by bargaining units, who retire before attaining age 65 and meet certain minimum service requirements. Benefits for the bargaining unit employees terminate when the retiree attains age 65. The Company funds the postretirement benefits on a cash basis.

        In the fourth quarter of 1993, the Company elected to adopt Statement of Financial Accounting Standards (SFAS) No.106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective September 1, 1992. The statement requires the cost of these benefits to be recognized during the employee's active working career rather than expensed when paid as had been the prior practice.

        The cumulative effect of adopting SFAS 106 using the immediate recognition method as of September 1, 1992, was a charge to earnings of $3,942, net of $2,217 deferred income tax benefit. The adoption of SFAS 106 had no material effect on 1993 operating results.

Accumulated postretirement benefit obligation recognized in 1995 and 1994:

                                                                        1995        1994
    Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,390    $ 3,497
    Fully eligible active plan participants   . . . . . . . . . . .       346      1,718
    Other active employees  . . . . . . . . . . . . . . . . . . . .       427        292
                                                                      -------    -------
                                                                        5,163      5,507
    Deferred gain   . . . . . . . . . . . . . . . . . . . . . . . .       241        358
                                                                      -------    -------
                                                                      $ 5,404    $ 5,865
                                                                      =======    =======

    In prior years, health care and life insurance benefits for retired employees of closed facilities were provided for at the time the related facility was closed. The accrued postretirement benefit obligation for these retirees at August 31, 1995 was $2,400.

Net periodic postretirement benefit expense for 1995, 1994 and 1993 is as follows:


                                                        1995        1994          1993
Service cost  . . . . . . . . . . . . . . . . . . .     $   25    $   28       $   40
Interest cost . . . . . . . . . . . . . . . . . . .        415       460          447
                                                        ------     -----        -----
                                                        $  440     $ 488       $  487
                                                        ======     =====       ======

        The acturial assumptions used to determine 1995 and 1994 costs and benefit obligation includes a discount rate of 7.5% and 8%, respectively. The assumed rates of future increases in per capita cost of health care benefits (health care trend rates) are 8% in 1996 and 9% in 1995, decreasing gradually to 5.5% by the year 1999. Increasing the health care trend rate by one percentage point would increase the accumulated postretirement benefit obligation $250 and would increase the 1995 postretirement benefit cost $21.


INCOME TAXES
The provisions for income taxes are as follows:
                                                                                    1995            1994            1993
Currently payable
  State and local   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  561          $  466          $   14
  Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         542             460             108
  Federal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,896           3,962           2,269
Deferred
  State and local   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          88            (100)            100
  Federal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,840           2,825           4,288
                                                                                   ------          ------          ------
                                                                                   $8,927          $7,613          $6,779
                                                                                   ======          ======          ======

Reconciliations of income taxes computed by applying the statutory federal income tax rate to the provisions for income taxes are as follows:
Federal income tax at statutory rate  . . . . . . . . . . . . . . . . . . . .      $9,134          $7,723          $6,528
Federal tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (400)
State Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         422             238              74
Other.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (229)           (348)            177
                                                                                   ------          ------          ------
                                                                                   $8,927          $7,613          $6,779
                                                                                   ======          ======          ======

Deferred taxes resulting from temporary differences between financial and tax reporting are as follows:

Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  846          $  628          $  672
Restructuring . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         847             518             646
Discontinued operation  . . . . . . . . . . . . . . . . . . . . . . . . . . .         645           2,493           1,882
Start-up costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,359            (137)          1,323
Federal tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (400)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (369)           (317)            (27)
                                                                                   ------          ------          ------
                                                                                   $2,928          $3,185          $4,496
                                                                                   ======          ======          ======

The Company has income tax credits of $400 expiring in 2006 through 2010 and an alternative minimum tax credit of $1,092 available to offset future tax payments.  Income taxes paid totaled $6,603, $3,347, and $2,474 in 1995, 1994, and 1993, respectively.

Significant components of deferred tax assets and liabilities are as follows :

Deferred tax assets related to:
                                                                                    1995             1994
   Accrued compensation and related items . . . . . . . . . . . . . . . . . .     $ 5,284           $6,747
   Tax credit carryforwards . . . . . . . . . . . . . . . . . . . . . . . . .       1,492              975
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,311            3,187
                                                                                  -------          -------
                                                                                   10,087           10,909
Deferred tax liabilities related to:
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,408            9,888
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,201            3,615
                                                                                  -------          -------
                                                                                   15,609           13,503
                                                                                  -------          -------
Net deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . . .     $ 5,522           $2,594
                                                                                  =======           ======
                                      21

MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company sells products to customers primarily in the United States.
The Company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations.
        On August 31, 1995, trade receivables from the domestic automotive industry were $17,674 and $21,173 was due from the construction industry.
        Sales to Engineered Components' largest customer, General Motors Corporation, were $120,100, $89,300, and $60,000 for the years ended August 31, 1995, 1994, and 1993, respectively. Trade receivables from General Motors Corporation on August 31, 1995 and 1994, were $13,192 and $10,175 and were current. No other single customer accounted for a material portion of trade receivables.

BUSINESS SEGMENTS
($ IN THOUSANDS)

The Company has two business segments, Flow Control Products and Engineered Components.
    Through the Flow Control Products and Engineered Components segments, the Company serves the construction, automotive, industrial, and aerospace sectors of the economy. See Corporate Profile on the inside front cover and pages 4 through 13 of the annual report incorporated by reference, for a review of the major products produced.
     Flow Control Products sales of copper plumbing fittings amounted to $112,492, $92,532, and $80,156 in 1995, 1994, and 1993, respectively. Sales of aluminum products to the automotive industry by Engineered Components amounted to $150,215, $111,104, and $76,873 in 1995, 1994, and 1993, respectively.
Export sales and sales by geographic area were not material.

                                                             NET SALES                  INCOME BEFORE INCOME TAXES
                                                   1995        1994        1993        1995       1994        1993
Flow Control Products .....................     $ 146,692    $124,090    $110,096    $ 25,387    $19,849     $15,703
Engineered Components .....................       181,539     147,766     112,547       8,862     10,034       8,228
Corporate .................................                                            (6,764)    (6,222)     (3,834)
Interest Expense ..........................                                            (1,387)    (1,594)     (1,266)
                                                ---------    --------    --------    --------    -------     -------
                                                $ 328,231    $271,856    $222,643    $ 26,098    $22,067     $18,831
                                                =========    ========    ========    ========    =======     =======

                                                       IDENTIFIABLE ASSETS                    DEPRECIATION
Flow Control Products .....................     $  92,373    $ 65,564    $ 61,753    $  4,294    $ 3,913     $ 3,947
Engineered Components .....................       133,437      97,798      89,061       9,954      8,707       7,813
Corporate .................................         3,557      18,410       5,743         144        192         250
                                                ---------    --------    --------
Continuing Operations .....................       229,367     181,772     156,557
Discontinued Operation ....................                    12,389      19,980
                                                ---------    --------    --------    --------    -------     -------
                                                $ 229,367    $194,161    $176,537    $ 14,392    $12,812     $12,010
                                                =========    ========    ========    ========    =======     =======

                                                       CAPITAL EXPENDITURES
Flow Control Products .....................     $  12,236    $  4,893    $  2,345
Engineered Components .....................        29,371      10,592      11,522
Corporate .................................           117         111         123
                                                ---------    --------    --------
                                                $  41,724    $ 15,596    $ 13,990
                                                =========    ========    ========

                                                                23

QUARTERLY FINANCIAL DATA (UNAUDITED)
($ in thousands except per share data)

                                                             FISCAL QUARTER                  FOR THE YEAR
                                            -------------------------------------------------------------
1995                                           1ST       2ND           3RD          4TH
Net sales ...............................   $ 76,998    $ 81,755     $ 86,397     $ 83,081     $ 328,231
Gross profit ............................     15,657      17,055       17,893       17,506        68,111
Net income ..............................      3,623       4,278        4,674        4,596        17,171
Net income per share ....................   $    .43    $    .50     $    .55     $    .54     $    2.02
Average number of shares outstanding ....      8,475       8,513        8,524        8,553         8,517

                                                             Fiscal Quarter                  For the Year
                                            -------------------------------------------------------------
1994                                           1st       2nd           3rd          4th
Net sales ...............................   $ 60,328    $ 67,697     $ 70,902     $72,929      $ 271,856
Gross profit.............................     12,635      14,694       15,822      16,107         59,258
Net income ..............................      2,685       3,513        4,291       3,965         14,454
Net income per share ....................   $    .32    $    .42     $    .51     $   .47      $    1.72
Average number of shares outstanding ....      8,390       8,409        8,444       8,455          8,425

                                  SIGNATURES


      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 1996.



                                                   AMCAST INDUSTRIAL CORPORATION
                                                   (Registrant)

                                                 By      /s/ John H. Shuey
                                                     --------------------------
                                                     John H. Shuey
                                                     President and
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

      Signature                                   Title                              Date
-----------------------              ----------------------------            -----------------
/s/ John H. Shuey                     President, Chief Executive             March 25, 1996
-------------------------             Officer, Director
John H. Shuey                         (Principle Executive Officer)

/s/ Douglas D. Watts                  Vice President, Finance                March 25, 1996
-----------------------               (Principle Financial Officer)
Douglas D. Watts

/s/ William L. Bown                   Vice President and Controller          March 25, 1996
-------------------                   (Principle Accounting Officer)
William L. Bown

*Leo W. Ladehoff                      Chairman of the Board,
                                      Director                               March 25, 1996
*James K. Baker                       Director                               March 25, 1996
*Walter E. Blankley                   Director                               March 25, 1996
*Peter H. Forster                     Director                               March 25, 1996
*Ivan W. Gorr                         Director                               March 25, 1996
*Earl T. O'Loughlin                   Director                               March 25, 1996
*William G. Roth                      Director                               March 25, 1996
*R. William Van Sant                  Director                               March 25, 1996

        *The undersigned John H. Shuey, by signing his name hereto, does sign and execute this amendment to the annual report on Form 10-K/A-1 on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to the Form 10-K.



                                        By      /s/ John H. Shuey
                                           -------------------------------
                                           John H. Shuey
                                           Attorney in Fact