Form 10-Q
period 1996-03-03
AMCAST INDUSTRIAL CORP
filed 1996-04-16
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


       (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     -------
                         SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 3, 1996                Commission File Number 1-9967



          A M C A S T   I N D U S T R I A L   C O R P O R A T I O N
          ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              Ohio                                        31-0258080
- ----------------------------------                       -------------------
    (State of Incorporation)                              (I.R.S. Employer
                                                          Identification No.)

7887 Washington Village Drive, Dayton, Ohio               45459
- -------------------------------------------              ----------
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

Yes           X            No
          ---------                ----------

Number of Common Shares outstanding, no par value, as of March 3, 1996 - 8,615,670 shares.

                          AMCAST INDUSTRIAL CORPORATION

                                    I N D E X
                                    ---------



PART I - FINANCIAL INFORMATION                                                                       PAGE NO.
         ---------------------                                                                       --------

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial                                          3
                 Condition - March 3, 1996 and August 31, 1995

                 Consolidated Condensed Statements of Operations -                                       4
                 for the Quarter and Six Months Ended March 3, 1996
                 and February 26, 1995

                 Consolidated Condensed Statements of Retained Earnings -                                4
                 for the Quarter and Six Months Ended March 3, 1996
                 and February 26, 1995

                 Consolidated Condensed Statements of Cash Flows -                                       5
                 for the Six Months Ended March 3, 1996 and
                 February 26, 1995

                 Notes to Consolidated Condensed Financial Statements                                  6-8

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                  9-11


PART II - OTHER INFORMATION
          -----------------

      Item 1 - Legal Proceedings                                                                        12

      Item 4 - Submission of Matters to a Vote of Security Holders                                      12

      Item 6 - Exhibits and Reports on Form 8-K                                                         12

SIGNATURES                                                                                              13

PART I - FINANCIAL INFORMATION

                         AMCAST INDUSTRIAL CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                            (dollars in thousands)
                                  (unaudited)

                                                                         March 3             August 31
ASSETS                                                                     1996                1995
                                                                       -----------          -----------
Current Assets
    Cash and cash equivalents                                          $     7,855          $     1,286
    Accounts receivable                                                     47,032               44,643
    Inventories:
        Finished products                                                   27,057               25,766
        Work-in-process                                                     14,629               13,791
        Raw materials and supplies                                          10,758                9,589
                                                                       -----------          -----------
                                                                            52,444               49,146
    Other current assets                                                     9,049                7,786
                                                                       -----------          -----------
        Total current assets                                               116,380              102,861

Property, Plant and Equipment                                              227,180              200,324
    Less allowances for depreciation                                      (102,059)             (94,701)
                                                                       -----------          -----------
                                                                           125,121              105,623

Other Assets                                                                21,985               20,883
                                                                       -----------          -----------
                                                                       $   263,486             $229,367
                                                                       -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                   $    32,243          $    33,647
    Current portion of long-term debt                                        3,962                4,522
    Accrued expenses, compensation and
        related items and other current liabilities                         18,423               16,847
                                                                       -----------          -----------
        Total current liabilities                                           54,628               55,016

Long-Term Debt - less current portion                                       58,783               29,687
Deferred Income Taxes                                                        8,229                6,952
Deferred Liabilities                                                        11,308               13,507

Shareholders' Equity
    Preferred shares, without par value:
        Authorized - 1,000,000 shares
        Issued - None
    Common shares, at stated value:
        Authorized - 15,000,000 shares
        Issued - 8,615,670 shares
          (8,555,875 at August 31, 1995)                                     8,616                8,556
    Capital in excess of stated value                                       64,923               64,175
    Retained earnings                                                       56,999               51,474
                                                                       -----------          -----------
                                                                           130,538              124,205
                                                                       -----------          -----------
                                                                       $   263,486          $   229,367
                                                                       -----------          -----------



See notes to consolidated condensed financial statements.

                        AMCAST INDUSTRIAL CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND RETAINED EARNINGS
               (dollars in thousands except per share amounts)
                                 (unaudited)


                                                    Three Months Ended                  Six Months Ended
                                               -------------------------------     -------------------------------
                                                  March 3        February 26          March 3        February 26
                                                    1996             1995               1996             1995
                                               --------------   --------------     --------------   --------------

Consolidated Condensed Statements
- ---------------------------------
of Operations
- -------------

Net sales                                            $ 81,796         $ 81,755          $ 168,261        $ 158,753
Cost of sales                                          65,206           64,700            134,252          126,041
                                               --------------   --------------     --------------   --------------

    Gross profit                                       16,590           17,055             34,009           32,712
Selling, general and administrative
    expenses                                           10,305           10,083             21,008           19,836
                                               --------------   --------------     --------------   --------------
    Operating income                                    6,285            6,972             13,001           12,876
Other income, net                                         109               65                191              168
Interest expense                                          351              353                813              699
                                               --------------   --------------     --------------   --------------

    Income before income taxes                          6,043            6,684             12,379           12,345
Income taxes                                            2,126            2,406              4,407            4,444
                                               --------------   --------------     --------------   --------------

    Net Income                                        $ 3,917          $ 4,278            $ 7,972          $ 7,901
                                               ==============   ==============     ==============   ==============

Consolidated Condensed Statements
- ---------------------------------
of Retained Earnings
- --------------------

Beginning retained earnings                          $ 54,303         $ 41,302           $ 51,474         $ 38,793
Net income                                              3,917            4,278              7,972            7,901
Dividends                                              (1,207)          (1,107)            (2,412)          (2,213)
Other                                                     (14)             (12)               (35)             (20)
                                               --------------   --------------     --------------   --------------

    Ending Retained Earnings                         $ 56,999         $ 44,461           $ 56,999         $ 44,461
                                               ==============   ==============     ==============   ==============


Per Share Information
- ---------------------
Net income per share                                    $ .46            $ .50              $ .93            $ .93
                                               ==============   ==============     ==============   ==============

Dividends declared per share                            $ .14            $ .13              $ .28            $ .26
                                               ==============   ==============     ==============   ==============

Dividends paid per share                                $ .14            $ .13              $ .28            $ .26
                                               ==============   ==============     ==============   ==============


See notes to consolidated condensed financial statements.

                        AMCAST INDUSTRIAL CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                 (unaudited)



                                                                         Six Months Ended
                                                                         ----------------
                                                                  March 3             February 26
                                                                   1996                  1995
                                                                 ----------           ----------
Operating Activities:
    Net income                                                   $    7,972           $    7,901
    Depreciation                                                      9,053                7,556
    Deferred liabilities                                               (922)                (268)

    Changes in assets and liabilities:
        -  Receivables                                               (2,389)             (14,841)
        -  Inventories                                               (3,297)              (4,683)
        -  Accounts payable                                          (1,404)               1,958
        Other                                                           313               (1,052)
                                                                 ----------           ----------
        Net Cash Provided (Used) By
        Operating Activities                                          9,326               (3,429)

Investing Activities:
    Additions to property, plant, and equipment                     (27,518)             (10,475)
    Contribution to joint venture                                      (180)              (3,527)
    Other                                                            (1,956)                (276)
                                                                 ----------           ----------
        Net Cash Used By Investing Activities                       (29,654)             (14,278)

Financing Activities:
    Additions to long-term debt                                      50,000
    Reduction in long-term debt                                     (20,904)              (1,165)
    Short-term borrowings and current
        portion of long-term debt                                      (560)               6,103
    Dividends                                                        (2,412)              (2,213)
    Other                                                               773                  720
                                                                 ----------           ----------
Net Cash Provided By Financing Activities                            26,897                3,445
                                                                 ----------           ----------

Net change in cash and cash equivalents                               6,569              (14,262)

Cash and cash equivalents at beginning of period                      1,286               15,414
                                                                 ----------           ----------

Cash and Cash Equivalents at End of Period                       $    7,855           $    1,152
                                                                 ----------           ----------


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

Note B - Accounts Receivable
- ----------------------------

Accounts receivable are stated net of allowances for doubtful accounts of $216 at March 3, 1996 and $222 at August 31, 1995.

Note C - Inventories
- --------------------

Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets
- ---------------------

The major components are:

                                               March 3               August 31
                                                 1996                   1995
                                              ---------               --------
      Assets held for sale                    $   3,437              $   3,522
      Investment in joint venture                 7,576                  7,278
      Other assets                               10,972                 10,083
                                              ---------               --------
                                              $  21,985              $  20,883
                                              ---------               --------


Note E - Long-Term Debt

The following table summarizes the Company's borrowings:

                                              March 3                August 31
                                                1996                   1995
                                              ---------               --------
      Senior notes                            $  56,357              $   7,232
      Revolving credit notes                                            13,000
      Lines of credit - notes payable                                    7,300
      Industrial revenue bonds                    6,388                  6,677
                                              ---------              ---------
      Total Obligations                          62,745                 34,209

      Less current portion of notes payable
      and lines of credit                         3,962                  4,522
                                              ---------              ---------

                                              $  58,783              $  29,687
                                              ---------              ---------


                        AMCAST INDUSTRIAL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (dollars in thousands except share amounts)
                                 (unaudited)

Note F - Commitments and Contingencies
- --------------------------------------

At March 3, 1996, the Company has committed to capital expenditures of $20.1 million, primarily for the Engineered Components segment.

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

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At March 3, 1996, the Company's accrued undiscounted reserve for such contingencies was $2.4 million.

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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)

Note G - Income Taxes
- ---------------------

The estimated effective tax rate was 35.2% and 36.0% for the second quarter of fiscal 1996 and 1995, and 35.6% and 36.0% for the six months of 1996 and 1995, respectively.


Note H - Net Income Per Share
- -----------------------------

For the second quarter of 1996 and 1995, the weighted average number of common shares used to calculate income per share was 8,614,011 and 8,513,256, and for the first six months of 1996 and 1995 was 8,595,113 and 8,494,280, respectively.

                          AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Operating Results
- -----------------

Net sales of $81.8 million for the second quarter ended March 3, 1996 were equal to the prior year second quarter. Flow Control Products' sales increased 3.1% to $38.1 million primarily due to the retention of Flagg Brass, which was reported as a discontinued operation in 1995. Engineered Components' sales declined 2.5% to $43.7 million primarily due to sales price adjustments resulting from lower aluminum costs. For the first six months of fiscal 1996, net sales were $168.3 million, up 6.0% from the comparable prior year period. Flow Control Products' sales rose 5.2% to $76.4 million as higher volumes and improved pricing contributed equally to the increase. The volume increase reflects sales of $4 million by Flagg Brass, a retained operation in 1996. Engineered Components' sales increased 6.6% to $91.8 million primarily due to higher volumes of wheels.

Gross profit for the second quarter of fiscal 1996 and 1995 was $16.6 million and $17.1 million, respectively. Gross profit as a percent of sales for the second quarter of 1996 was 20.3% compared to 20.9% in 1995. These decreases are primarily attributable to a change in the sales mix to lower margin products in the Flow Control segment and production inefficiencies due to lower volumes of automotive components, other than wheels, in the Engineered Components segment. Gross profit for the first six months of fiscal 1996 increased to $34.0 million from $32.7 million due to higher sales. As a percent of sales, the year-to-date gross profit was 20.2% compared to 20.6% for the prior year.

Selling, general and administrative expenses for the second quarter of $10.3 million, rose $.2 million from the second quarter of 1995 to support business expansion activities. Year-to-date selling, general and administrative expenses, as a percent of sales, were 12.5% in both 1996 and 1995.

For the second quarter of fiscal years 1996 and 1995, interest expense was $.4 million. Current year-to-date interest expense is $.8 million compared to $.7 million in fiscal 1995. This increase is a result of higher borrowings to support business expansion in fiscal 1996.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Results by Business Segment (unaudited)
- ---------------------------------------
(dollars in thousands)

                                                     Three Months Ended                  Six Months Ended
                                               -------------------------------     -------------------------------
                                                  March 3        February 26          March 3        February 26
                                                    1996             1995               1996             1995
                                               --------------   --------------     --------------   --------------

Net Sales
- ---------
    Flow Control Products                            $ 38,116         $ 36,964           $ 76,435         $ 72,647
    Engineered Components                              43,680           44,791             91,826           86,106
                                               --------------   --------------     --------------   --------------

                                                     $ 81,796         $ 81,755          $ 168,261        $ 158,753
                                               ==============   ==============     ==============   ==============

Income Before Income Taxes
- --------------------------
    Flow Control Products                             $ 6,121          $ 6,722           $ 12,067         $ 12,458
    Engineered Components                               1,709            1,963              4,327            3,819
    Corporate Expense                                  (1,436)          (1,648)            (3,202)          (3,233)
    Interest Expense                                     (351)            (353)              (813)            (699)
                                               --------------   --------------     --------------   --------------

                                                      $ 6,043          $ 6,684           $ 12,379         $ 12,345
                                               ==============   ==============     ==============   ==============

Flow Control Products' operating income in the second quarter of $6.1 million was down 8.9% primarily due to lower margins resulting from the change in product mix. Engineered Components' operating income of $1.7 million decreased $.3 million as gains from higher wheel volumes were offset by reduced demand for other automotive components. Year-to-date Flow Control Products' operating income declined by 3.1% from fiscal 1995 primarily due to unfavorable product mix. Engineered Components' six-month operating income increased $.5 million or 13.3% from the prior year primarily due to higher wheel sales and prices offset by lower volume for other automotive components and spending.

Capital Resources and Liquidity
- -------------------------------

For the first half of fiscal 1996, net cash provided by operations was $9.3 million compared to cash used by operations of $3.4 million for the first six months of fiscal 1995. In the current year, cash provided by net income and depreciation was partially offset by a $6.8 million increase in working capital. In the prior year, cash provided by net income and depreciation was offset by an increase in working capital of $18.6 million.

Capital expenditures were $27.5 million and $10.5 million for the six-month period of fiscal 1996 and 1995, respectively. At March 3, 1996, the Company had $20.1 million of commitments for additional capital expenditures primarily for the Engineered Components segment.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Capital Resources and Liquidity (continued)
- -------------------------------------------

Long-term debt was 31.0% of total capital at March 3, 1996, and 19.3% at August 31, 1995. The increase during the period is due to higher debt levels to fund business expansion. A private placement of $50 million in senior notes with two insurance companies was completed on November 7, 1995.

The Company may borrow up to $60 million under a Revolving Credit Agreement which expires April 1, 2000. In addition, the Company maintains bank lines of credit of $25 million. At March 3, 1996, there were no borrowings under the Revolving Credit Agreement or bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.


Contingencies
- -------------

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are described in detail in the Commitments and Contingencies note to the consolidated condensed financial statements. At March 3, 1996, the Company had accrued reserves of $2.4 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

                        AMCAST INDUSTRIAL CORPORATION

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
- --------------------------

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1995.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

a) The annual meeting of shareholders of Amcast Industrial Corporation was held on December 13, 1995.

b) At the annual meeting, shareholders voted on and approved two proposals. Those proposals are stated below, together with information concerning the votes cast.

    1. Election of three directors to serve for a term of three years.

       Directors elected were Walter E. Blankley, William G. Roth, and John H. Shuey.

                                  Walter E.                    William G. Roth                  John H. Shuey
                                   Blankley
                           ------------------------      ----------------------------    ----------------------------
    Shares For                   6,441,905                         6,444,138                       6,443,385
    Shares Withheld                353,411                           351,178                         351,931
    Total                        6,795,316                         6,795,316                       6,795,316


    2. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 1996.

         Shares For                                       6,756,186
         Shares Against                                      19,944
         Shares Abstain                                      19,186
         Total                                            6,795,316

    3. Adoption of Amendment to the Company's 1989 Stock Incentive Plan increasing the maximum number of shares for which awards may be granted from 800,000 to 1,200,000.

         Shares For                                       6,143,294
         Shares Against                                     590,865
         Shares Abstain                                      61,157
         Total                                            6,795,316

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

a)    Exhibit 27 - Financial Data Schedule

b)    Reports on Form 8-K:
      No reports on Form 8-K were filed by the Company during the quarter ended March 3, 1996.

                          AMCAST INDUSTRIAL CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMCAST INDUSTRIAL CORPORATION
                                -----------------------------
                                (Registrant Company)



Date: April 16, 1996            By: /s/ J. H. Shuey
      -------------------           ------------------------------------
                                John H. Shuey
                                President and Chief Executive Officer,
                                Director
                                (Principle Executive Officer)


Date: April 16, 1996            By: /s/ D. D. Watts
      -------------------           ------------------------------------
                                Douglas D. Watts
                                Vice President, Finance
                                (Principle Financial Officer)


Date: April 16, 1996            By: /s/ W. L. Bown
      -------------------           ------------------------------------
                                William L. Bown
                                Vice President and Controller
                                (Principle Accounting Officer)