Form 10-Q
period 1996-06-02
AMCAST INDUSTRIAL CORP
filed 1996-07-17
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


      (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     -----               SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 2, 1996                Commission File Number 1-9967
                                                                         ------



             A M C A S T  I N D U S T R I A L  C O R P O R A T I O N
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                             31-0258080
- -------------------------------                             ----------------
   (State of Incorporation)                                 (I.R.S. Employer
                                                            Identification No.)

7887 Washington Village Drive, Dayton, Ohio                 45459
- ----------------------------------------------              ----------
(Address of principal executive offices)                    (Zip Code)



                            (Area Code 513) 291-7000
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

       Yes       X                       No
                -----                            ----

Number of Common Shares outstanding, no par value, as of June 2, 1996 - 8,615,667 shares.

                          AMCAST INDUSTRIAL CORPORATION

                                    I N D E X
                                    ---------

PART I - FINANCIAL INFORMATION                                                                      PAGE NO.
         ---------------------                                                                      --------
      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial                                          3
                 Condition - June 2, 1996 and August 31, 1995

                 Consolidated Condensed Statements of Operations -                                       4
                 for the Quarter and Nine Months Ended June 2, 1996
                 and May 28, 1995

                 Consolidated Condensed Statements of Retained Earnings -                                4
                 for the Quarter and Nine Months Ended June 2, 1996
                 and May 28, 1995

                 Consolidated Condensed Statements of Cash Flows -                                       5
                 for the Nine Months Ended June 2, 1996 and
                 May 28, 1995

                 Notes to Consolidated Condensed Financial Statements                                  6-8

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                  9-11


PART II - OTHER INFORMATION
          -----------------

      Item 1 - Legal Proceedings                                                                        12

      Item 6 - Exhibits and Reports on Form 8-K                                                         12

SIGNATURES                                                                                              13

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)
                                   (unaudited)

                                                                       June 2                August 31
ASSETS                                                                  1996                   1995
- ------                                                             ---------------        --------------

Current Assets
    Cash and cash equivalents                                          $     1,834          $     1,286
    Accounts receivable                                                     50,023               44,643
    Inventories:
        Finished products                                                   23,631               25,766
        Work-in-process                                                     13,094               13,791
        Raw materials and supplies                                          10,988                9,589
                                                                        ----------          -----------
                                                                            47,713               49,146
    Other current assets                                                     9,461                7,786
                                                                       -----------          -----------
        Total current assets                                               109,031              102,861

Property, Plant and Equipment                                              238,372              200,324
    Less allowances for depreciation                                      (105,561)             (94,701)
                                                                       -----------          -----------
                                                                           132,811              105,623

Other Assets                                                                23,730               20,883
                                                                       -----------          -----------
                                                                       $   265,572          $   229,367
                                                                       ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
    Accounts payable                                                   $    27,642          $    33,647
    Current portion of long-term debt                                        6,962                4,522
    Accrued expenses, compensation and
        related items and other current liabilities                         19,895               16,847
                                                                       -----------          -----------
        Total current liabilities                                           54,499               55,016

Long-Term Debt--less current portion                                        58,783               29,687
Deferred Income Taxes                                                        8,766                6,952
Deferred Liabilities                                                        11,265               13,507

Shareholders' Equity
    Preferred shares, without par value:
        Authorized--1,000,000 shares
        Issued--None
    Common shares, at stated value:
        Authorized--15,000,000 shares
        Issued-- 8,615,667 shares
          (8,555,875 at August 31, 1995)                                     8,616                8,556
    Capital in excess of stated value                                       64,916               64,175
    Retained earnings                                                       58,727               51,474
                                                                       -----------           ----------
                                                                           132,259              124,205
                                                                       -----------          -----------
                                                                       $   265,572          $   229,367
                                                                       ===========          ===========



See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                 (dollars in thousands except per share amounts)
                                   (unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                               --------------------------------    --------------------------------
                                                   June 2           May 28             June 2          May 28
                                                    1996             1995               1996            1995
                                               ---------------  ---------------    ---------------  ---------------

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

Net sales                                        $     87,566     $     86,397       $    255,827     $    245,150
Cost of sales                                          71,311           68,504            205,563          194,545
                                               ---------------  ---------------    ---------------  ---------------

    Gross profit                                       16,255           17,893             50,264           50,605
Selling, general and administrative
    expenses                                           10,832           10,552             31,840           30,388
                                               ---------------  ---------------    ---------------  ---------------
    Operating income                                    5,423            7,341             18,424           20,217
Other income, net                                          45              134                236              302
Interest expense                                          925              324              1,738            1,023
                                               ---------------  ---------------    ---------------  ---------------

    Income before income taxes                          4,543            7,151             16,922           19,496
Income taxes                                            1,611            2,477              6,018            6,921
                                               ---------------  ---------------    ---------------  ---------------

    Net Income                                   $      2,932     $      4,674       $     10,904     $     12,575
                                               ===============  ===============    ===============  ===============

CONSOLIDATED CONDENSED STATEMENTS
OF RETAINED EARNINGS

Beginning retained earnings                      $     56,999     $     44,461       $     51,474     $     38,793
Net income                                              2,932            4,674             10,904           12,575
Dividends                                              (1,206)          (1,110)            (3,618)          (3,323)
Other                                                       2               19                (33)              (1)
                                               ---------------  ---------------    ---------------  ---------------

    Ending Retained Earnings                     $     58,727     $     48,044       $     58,727     $     48,044
                                               ===============  ===============    ===============  ===============


PER SHARE INFORMATION

Net income per share                             $        .34     $        .55       $       1.27     $       1.48
                                               ===============  ===============    ===============  ===============

Dividends declared per share                     $        .14     $        .13       $        .42     $        .39
                                               ===============  ===============    ===============  ===============

Dividends paid per share                         $        .14     $        .13       $        .42     $        .39

                                               ===============  ===============    ===============  ===============


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                                                       Nine Months Ended
                                                                       -----------------
                                                                   June 2                May 28
                                                                    1996                  1995
                                                                 ----------           ----------
Operating Activities:
    Net income                                                   $   10,904           $   12,575
    Depreciation                                                     13,559               10,915
    Deferred liabilities                                               (428)                 351

    Changes in assets and liabilities:
        -  Receivables                                               (5,380)              (3,865)
        -  Inventories                                                1,433               (7,259)
        -  Accounts payable                                          (6,005)              (1,739)
        -  Other                                                      1,373               (1,109)
                                                                 ----------           ----------
    Net Cash Provided By Operating Activities                        15,456                9,869

Investing Activities:
    Additions to property, plant, and equipment                     (39,220)             (24,033)
    Contribution to joint venture                                    (1,266)              (5,987)
    Other                                                            (3,108)                (786)
                                                                 ----------           ----------
       Net Cash Used By Investing Activities                        (43,594)             (30,806)

Financing Activities:
    Additions to long-term debt                                      50,000                6,800
    Reduction in long-term debt                                     (20,904)              (1,165)
    Short-term borrowings and current
        portion of long-term debt                                     2,440                5,203
    Dividends                                                        (3,618)              (3,323)
    Other                                                               768                  912
                                                                 ----------           ----------
        Net Cash Provided By Financing Activities                    28,686                8,427
                                                                 ----------           ----------

Net change in cash and cash equivalents                                 548              (12,510)

Cash and cash equivalents at beginning of period                      1,286               15,414
                                                                 ----------           ----------

Cash and Cash Equivalents at End of Period                       $    1,834           $    2,904
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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)


NOTE A - PREPARATION OF FINANCIAL STATEMENTS

The consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and subsidiaries (the Company). Intercompany transactions have been eliminated. All adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included. Certain amounts have been reclassified in the prior years' financial statements to conform to the current year presentation.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $379 at June 2, 1996 and $222 at August 31, 1995.

NOTE C - INVENTORIES

Certain inventories are presented net of the appropriate LIFO reserve.

NOTE D - OTHER ASSETS

The major components are:

                                                                                June 2               August 31
                                                                                 1996                   1995
                                                                              ----------             ---------
      Assets held for sale                                                   $    3,437              $   3,522
      Investment in joint venture                                                 8,719                  7,278
      Other assets                                                               11,574                 10,083
                                                                              ----------             ---------

                                                                             $   23,730              $  20,883
                                                                             ==========              =========


NOTE E - LONG-TERM DEBT

The following table summarizes the Company's borrowings:


                                                                                 June 2               August 31
                                                                                  1996                  1995
                                                                                ---------            ----------
      Senior notes                                                              $  56,357            $    7,232
      Revolving credit notes                                                                             13,000
      Lines of credit - notes payable                                               3,000                 7,300
      Industrial revenue bonds                                                      6,388                 6,677
                                                                                ---------            ----------
      Total Obligations                                                            65,745                34,209

      Less current portion of notes payable
      and lines of credit                                                           6,962                 4,522
                                                                                ---------            ----------

                                                                                $  58,783               $29,687
                                                                                =========            ==========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)

NOTE F - COMMITMENTS AND CONTINGENCIES

At June 2, 1996, the Company has committed to capital expenditures of $10.8 million, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with nine U.S. EPA led multi-party sites and seven state environmental agency-led remediation sites. Each of these claims involves third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site.

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At June 2, 1996, the Company's accrued undiscounted reserve for such contingencies was $2.4 million.

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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)

NOTE G - INCOME TAXES

The estimated effective tax rate was 35.5% and 34.6% for the third quarter of fiscal 1996 and 1995, and 35.6% and 35.5% for the nine months of 1996 and 1995, respectively.


NOTE H - NET INCOME PER SHARE

For the third quarter of 1996 and 1995, the weighted average number of common shares used to calculate income per share was 8,615,662 and 8,524,002, and for the first nine months of 1996 and 1995 was 8,601,888 and 8,504,298, respectively.

                          AMCAST INDUSTRIAL CORPORATION


PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Net sales of $87.6 million for the third quarter ended June 2, 1996 increased slightly from the prior year third quarter. Flow Control Products' sales increased 14% to $41.4 million primarily due to higher sales levels of copper and brass fittings, resulting from the inclusion of Flagg Brass, which was reported as a discontinued operation in 1995. Engineered Components' sales declined 8% to $46.2 million primarily due to an eighteen day work stoppage by the Company's largest customer, General Motors. For the first nine months of fiscal 1996, net sales were $255.8 million, up 4% from the comparable prior year period. Flow Control Products' sales rose 8% to $117.8 million, primarily due to the addition of $6 million of sales by Flagg Brass, a retained operation in 1996. Year-to-date, Engineered Components' sales increased 1% to $138.0 million.

Gross profit for the third quarter of fiscal 1996 and 1995 was $16.3 million and $17.9 million, respectively. Gross profit as a percent of sales for the third quarter of 1996 was 18.6% compared to 20.7% in 1995. These decreases are primarily attributable to a change in the sales mix to lower margin products in the Flow Control segment and, in the Engineered Components segment, the loss of sales, combined with production cutbacks as a result of the General Motors' work stoppage. Gross profit for the first nine months of fiscal 1996 decreased slightly to $50.3 million from $50.6 million. As a percent of sales, the year-to-date gross profit was 19.6% compared to 20.6% for the prior year.

Selling, general and administrative expenses for the third quarter of $10.8 million, rose $.3 million from the third quarter of 1995 to support business expansion activities. Year-to-date selling, general and administrative expenses, as a percent of sales, were 12.4% in both 1996 and 1995.

For the third quarter of fiscal years 1996 and 1995, interest expense was $.9 million and $.3 million, respectively. Current year-to-date interest expense is $1.7 million compared to $1.0 million in fiscal 1995. These increases are a result of higher borrowings to support business expansion in fiscal 1996.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS -CONTINUED


RESULTS BY BUSINESS SEGMENT (UNAUDITED)
(dollars in thousands)
                                                     Three Months Ended                   Nine Months Ended
                                               --------------------------------    --------------------------------
                                                   June 2           May 28             June 2           May 28
                                                    1996             1995               1996             1995
                                               ---------------  ---------------    ---------------  ---------------

NET SALES

    Flow Control Products                        $     41,371     $     36,291       $    117,806     $    108,938
    Engineered Components                              46,195           50,106            138,021          136,212
                                               ---------------  ---------------    ---------------  ---------------

                                                 $     87,566     $     86,397       $    255,827     $    245,150
                                               ===============  ===============    ===============  ===============

INCOME BEFORE INCOME TAXES

    Flow Control Products                        $      6,031     $      6,636       $     18,098     $     19,094
    Engineered Components                               1,439            2,669              5,766            6,488
    Corporate Expense                                  (2,002)          (1,830)            (5,204)          (5,063)
    Interest Expense                                     (925)            (324)            (1,738)          (1,023)
                                               ---------------  ---------------    ---------------  ---------------

                                                 $      4,543     $      7,151       $     16,922     $     19,496
                                               ===============  ===============    ===============  ===============

Flow Control Products' operating income in the third quarter of $6.0 million declined 9% primarily due to the mix of products sold in 1996 having lower margins than in 1995. The product mix in 1996 includes additional high volume, lower priced copper and brass fittings. Engineered Components' operating income of $1.4 million decreased $1.2 million primarily due to the aforementioned General Motors work stoppage. Year-to-date, Flow Control Products' operating income declined 5% from fiscal 1995 primarily due to unfavorable product mix. Engineered Components' nine-month operating income decreased $.7 million from the prior year primarily due to the General Motors work stoppage.

CAPITAL RESOURCES AND LIQUIDITY

For the first nine months of fiscal 1996, net cash provided by operations was $15.5 million compared to $10.7 million in fiscal 1995. In the current year, cash provided by net income and depreciation was partially offset by a $8.6 million increase in working capital. In the prior year, cash provided by net income and depreciation was reduced by an increase in working capital of $13.9 million.

Capital expenditures were $39.2 million and $24.0 million for the nine-month period of fiscal 1996 and 1995, respectively. At June 2, 1996, the Company had $10.8 million of commitments for additional capital expenditures primarily for the Engineered Components segment.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS -CONTINUED


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

Long-term debt was 30.8% of total capital at June 2, 1996, and 19.3% at August 31, 1995. The increase during the period is due to a private placement of $50 million in senior notes with two insurance companies, used to fund business expansion.

The Company may borrow up to $60 million under a Revolving Credit Agreement which expires April 1, 2000. In addition, the Company maintains bank lines of credit of $25 million. At June 2, 1996, there were no borrowings under the Revolving Credit Agreement and $3 million outstanding under the bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.


CONTINGENCIES

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are described in detail in the Commitments and Contingencies note to the consolidated condensed financial statements. At June 2, 1996, the Company had accrued reserves of $2.4 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

                          AMCAST INDUSTRIAL CORPORATION

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1995.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibit 27 - Financial Data Schedule

b)  Reports on Form 8-K:
    No reports on Form 8-K were filed by the Company during the quarter ended June 2, 1996.