Form 10-K
period 1996-08-31
AMCAST INDUSTRIAL CORP
filed 1996-11-25
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1996         Commission file number 1-9967
                          ---------------                                ------

                          AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 OHIO                                      31-0258080
     --------------------------------             ------------------------------
       (State of Incorporation)                        (I.R.S. employer
                                                       identification no.)

7887 Washington Village Drive, Dayton, Ohio                      45459
--------------------------------------------------------------------------------
    (Address of principal executive officers)                  (Zip Code)

                            291-7000 (Area Code 937)
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
         Title of Each Class                       on Which Registered
         -------------------                       -------------------
   Common Shares, without par value               New York Stock Exchange
   Preferred Share Purchase Rights

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

     Aggregate market value of common stock, no par value, held by non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of October 21, 1996--$163,163,072.

     Number of common shares outstanding, without par value, as of October 21, 1996--8,618,491 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV--Portions of Annual Report to Shareholders for the year ended August 31, 1996.


     Part III--Portions of Proxy Statement for the Annual Meeting of Shareholders to be held on December 17, 1996 filed November 6, 1996.

     Index to exhibits at page 16 of this report.

                                     PART I
                                     ------


ITEM 1 - BUSINESS
-----------------

       Amcast Industrial Corporation, an Ohio corporation organized in 1869, and its subsidiaries (called collectively "Amcast" or the "Company") are engaged in the business of producing fabricated metal products, valves and controls, and cast and tubular metal products, in a variety of shapes, sizes, and metals for sale to end users directly and through sales representatives and distributor organizations and to original equipment manufacturers. Manufacturing facilities are located in six states, primarily in the eastern half of the United States. The Company's business operations are conducted through three divisions and ten wholly-owned subsidiaries. Its subsidiaries include Amcast Industrial Ltd., an Ontario, Canada corporation; Elkhart Products Corporation (Elkhart), an Indiana corporation; WheelTek, Inc., an Indiana corporation; Amcast Investment Services Corporation (formerly Amcast Industrial Investment Corporation), a Delaware corporation; Amcast Automotive, Inc., a Michigan corporation; Amcast Industrial Financial Services, Inc., an Ohio corporation; Amcast Industrial Sales Corporation, a U.S. Virgin Islands corporation; Flagg Brass, Inc., an Ohio corporation; Amcast Casting Technologies, Inc., an Indiana Corporation and Amcast Precision Products, Inc., a California corporation. Amcast Casting Technologies, Inc. owns 60% of a jointly controlled partnership formed with Izumi Industries, Ltd. of Japan.

       The Company operates in two business segments--1) Flow Control Products and (2) Engineered Components. Information concerning the net sales, operating profit and identifiable assets of each segment for years 1994 through 1996 appears under "Business Segments" in the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended August 31, 1996, such information is incorporated herein by reference and is filed as Exhibit 13.1 to this report. Amcast has no foreign manufacturing operations and export sales to customers in foreign countries are not material.


FLOW CONTROL PRODUCTS
---------------------

       The Flow Control Products segment (Flow Control) includes the business of the Superior Valve division (Superior Valve), the Elkhart subsidiary, Flagg Brass Inc., and Amcast Industrial Ltd. Superior Valve manufactures valves and accessories used in air conditioning and refrigeration systems, and compressed gas cylinder valves for the welding, specialty, carbonic, and medical gas industries. Elkhart produces wrot copper fittings for use in residential and commercial water systems and markets brass pipe fittings. Flagg Brass produces brass pipe fittings for the marine and industrial markets. Amcast Industrial Ltd. is the common Canadian marketing arm for Amcast's Flow Control segment manufacturing units.

       The Company's Flow Control business is a leading supplier of pipe fittings for the industrial, commercial, and residential construction markets, valves utilized in air conditioning and refrigeration systems, and industrial compressed gas applications. These products are sold through distributors and wholesalers. Shipments are made by truck from Company locations directly to customers. The competition is comprised of a number of manufacturers of parts for air conditioning, refrigeration, and plumbing systems, and valves and controls. The Company believes that competition in this segment is based on a number of factors including product quality, service, delivery, and value.

       The Company is one of three major suppliers of copper and brass fittings to the North American commercial and residential plumbing markets. Products are sold primarily through

-----------------

---------------------

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

       Amcast is not solely dependent on a single customer. However, a significant portion of the Company's Engineered Components business is directly or indirectly dependent on the major automobile manufacturers. The Company's net sales to various divisions of General Motors Corporation in 1996 were $114.5 million. No other customer accounted for more than 10% of consolidated sales in 1996.

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

-----------------

---------------------

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

       The order backlog of the aerospace business was $11.2 million at August 31, 1996, and $19.6 million at August 31, 1995. The backlog at August 31, 1996, is expected to result in revenue of $9.5 million during 1997.

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

       Aluminum and copper are basic commodities traded in international markets. Changes in aluminum and copper costs are generally passed through to the customer. Changes in the cost of aluminum are currently passed through to the customer based on various formulas as is the custom in the segment of the automotive industry the Company serves. Copper cost increases and decreases are generally passed through to the customer in the form of price changes as permitted by prevailing market conditions. The Company is unable to project whether these costs will increase or decrease in the future. The Company's ability to pass through any increased costs to the customer in the future will be determined by market conditions at that time.

       Amcast owns a number of patents and patent applications relating to the design of its products. While Amcast considers, in the aggregate, these patents are important to operations, it believes that the successful manufacture and sale of its products generally depend more on the Company's technological know-how and manufacturing skills.

       Capital expenditures related to compliance with federal, state, and local environmental protection regulations for 1997 and 1998 are not expected to be material. Management believes that operating costs related to environmental protection will not have a materially adverse effect on future earnings or the Company's competitive position in the industry.

       At August 31, Amcast employed approximately 2,600 persons in 1996, 2,400 in 1995, and 2,300 in 1994.

-----------------

       No material portion of Amcast's business is seasonal.

RECENT DEVELOPMENTS
-------------------

       None


ITEM 2 - PROPERTIES
-------------------

     The following table provides certain information relating to the Company's principal facilities as of October 21, 1996:

                                               SQUARE
              FACILITY                         FOOTAGE                  USE
------------------------------                 -------     ---------------------------------

Flow Control Products Segment
-----------------------------


SUPERIOR VALVE DIVISION                        105,600     High and low pressure specialty
Washington, Pennsylvania                                   valve manufacturing plant,
                                                           warehouse, sales and general
                                                           offices

ELKHART PRODUCTS                               222,000     Copper fittings manufacturing
CORPORATION SUBSIDIARY                                     plant, warehouse, and sales and
Elkhart, Indiana                                           general offices

Fayetteville, Arkansas                         107,800     Copper fittings manufacturing
                                                           plant

AMCAST INDUSTRIAL LTD.                          20,214     Distribution warehouse and branch
SUBSIDIARY                                                 sales office for Flow Control
Burlington, Ontario Canada                                 Products

FLAGG BRASS, INC. SUBSIDIARY                   250,000     Brass foundry,  machining
Stowe, Pennsylvania                                        operations, warehouse, and sales
                                                           and general offices

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
PRODUCTS, INC. SUBSIDIARY                                  investment casting foundry
Rancho Cucamonga, California

-------------------


                                                SQUARE
              FACILITY                          FOOTAGE                 USE
---------------------------                     -------     ---------------------------------

BRAKE & CHASSIS DIVISION                        133,000     High-volume, aluminum alloy
Cedarburg, Wisconsin                                        permanent-mold foundry

Richmond, Indiana                                97,300     High-volume, aluminum alloy
                                                            permanent-mold foundry

WHEELTEK, INC. SUBSIDIARY                       139,788     Cast aluminum automotive wheels
Fremont, Indiana

Gas City, Indiana                               152,000     Cast aluminum automotive wheels

SUSPENSION DIVISION                             188,000     Cast, machined and assembled
Wapakoneta, Ohio                                            aluminum suspension components.

AMCAST AUTOMOTIVE, INC.                           8,840     Automotive component sales,
SUBSIDIARY                                                  product development and
Southfield, Michigan                                        engineering center offices

Corporate
---------

CORPORATE CENTER                                 16,281     Executive and general offices
Dayton, Ohio

       The land and building in Rancho Cucamonga, California, are leased under a 5-year lease, with a requirement that Amcast purchase the property at the fair market price at the lease expiration in 1997. The Company is currently in the process of exercising its purchase option. The land and building in Burlington, Ontario, are leased under a 3-year lease expiring in 1998. The land in Richmond and Gas City, Indiana is leased under 99 year leases, expiring in 2091. The Corporate offices are being leased for five years expiring in 1998. The Amcast Automotive offices are being leased for five years expiring in the year 2000, with an option for a five year renewal. All other properties are owned by the Company.

       A portion of the land and building at Fayetteville, Arkansas is subject to a mortgage in favor of Bank One, Dayton, NA, to secure the payment of a $5,050,000 bond issue dated December 1, 1991, and maturing December 1, 2004.

       The Company's operating facilities are in good condition and are suitable for the Company's purposes. Utilization of capacity is dependent upon customer demand. During 1996, productive capacity utilization ranged from 66% to 86%, and averaged 78% of the Company's total capacity.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

       Refer to "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 1996, Exhibit 13.1, page 191 herein.

       The Company's Flagg Brass business resolved its labor negotiations with the United Steelworkers of America. The National Labor Relations Board complaint (Case No. 4-CA-23069) relating to these negotiations, was dismissed at the same time.

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

       The lawsuit captioned PUBLIC INTEREST RESEARCH GROUP, INC. ET AL. V. STANLEY G. FLAGG & CO., ET AL, filed in the United States District Court for the Eastern District of Pennsylvania (Case No. 89-2137), was concluded by settlement during the fiscal year. The terms of the settlement require the Company to donate certain of its property, which is not currently in use or anticipated to be used in the future by the Company in its operations, to charitable organizations over a two-year period, and to pay legal expenses and costs incurred by Pennpirg. The settlement does not have a material adverse effect on the Company and its operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

       None

ITEM 4A - EXECUTIVE OFFICERS OF REGISTRANT
------------------------------------------

     John H. Shuey, age 50, has been President and Chief Executive Officer since March 1995 and a Director since March 1994. Mr. Shuey was President and Chief Operating Officer from December 1993 to March 1995. Mr. Shuey was Executive Vice President from February 1991 to December 1993.

     Thomas K. Walker, age 55, has been President of Amcast Automotive since August 1995. From 1992 to 1995, Mr. Walker was President of ITT Automotive's North American operations. Mr. Walker was also President of Allied Signal Automotive Catalyst Co. in Tulsa, Oklahoma from 1985 to 1992.

       Dennis A. Bertram, age 59, has been Senior Vice President, Operations of Amcast Automotive since August 1995. From May 1992 until his recent appointment, he was President and General Manager of the same group. Prior to that, he was Vice President of Operations for WheelTek.

------------------------------------------


     J. Randall Caraway, age 45, has been President of Amcast Precision since March 1991. From August 1990 to March 1991 he was Vice President/General Manager of the Ontario Division. From 1988 to 1990 Mr. Caraway was President of Coastcast in California. Prior to his role of President he was Vice President of Operations of Coastcast.

     Michael N. Powell, age 49, was appointed President of the Flow Control Products Group, beginning May 1996. From April 1994 until his recent appointment, he was Vice President/General Manager of Superior Valve Company. Mr. Powell was President and Chief Operating Officer of Versa Technologies, Inc. in Racine, Wisconsin from May 1991 to December 1993. Prior to that, he was a Senior Vice President for Mark Controls Corporation in Skokie, Illinois.

     Douglas D. Watts, age 51, has been Vice President, Finance since August 1994. From 1987 to August 1994 Mr. Watts held various financial management positions with General Cable Corporation, of which the most recent post was Vice President and Controller. Prior to that, he was Vice President, Finance and Chief Financial Officer of LCP Chemicals and Plastics Inc., Edison, New Jersey.

     William L. Bown, age 50, has been Vice President and Controller since June 1992. From November 1983 to May 1992 Mr. Bown was Controller of Worthington Industries, Inc. in Columbus, Ohio.

     Denis G. Daly, age 54, has been Vice President, General Counsel and Secretary, since January 1990. From January 1986 to December 1989 he worked in private practice at the law firm of Thompson, Hine, and Flory.

     Robert C. Collevechio, age 44, was appointed Vice President, Human Resources, beginning September 1996. From 1986 until his recent appointment, he was Director of Human Resources for Carrier Corporation's Residential Products Group in Indianapolis, Indiana.

     Myron E. Frye, age 57, has been Vice President of Purchasing since November 1992. From March 1983 to November 1992 he was President of Purchasing / Materials Group, Inc. in Naperville, Illinois.

     Michael R. Higgins, age 50, has been Treasurer since January 1987.

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

                                     PART II
                                     -------


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------


       Amcast common stock is listed on the New York Stock Exchange, ticker symbol AIZ. As of August 31, 1996, there were 8,618,491 of the Company's common shares outstanding, and there were approximately 7,400 shareholders of Amcast's common stock, including shareholders of record and the Company's estimate of beneficial holders.

                                              Range of Stock
                                                  Prices
                                          ------------------------             Dividends
                                             High          Low                 Per Share
                                             ----          ---                 ---------

1996
----
              First Quarter               $  20 1/8    $  16 7/8                  $  .14
              Second Quarter                 19 3/8       17 1/2                     .14
              Third Quarter                  20 1/4       16 3/8                     .14
              Fourth Quarter                 20 1/4       17                         .14

1995
----
              First Quarter               $  23 3/8    $  19 3/8                  $  .13
              Second Quarter                 22 1/4       18 3/8                     .13
              Third Quarter                  20 5/8       17 1/2                     .13
              Fourth Quarter                 20           16 3/4                     .14

       See Long-Term Debt and Credit Arrangement note in the Company's Annual Report to Shareholders for the year ended August 31, 1996, Exhibit 13.1, page 187 herein for other information required by this item.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

       See "Selected Data" of the Company's Annual Report to Shareholders for the year ended August 31, 1996, Exhibit 13.1, page 178 herein.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

($ in thousands except per share amounts)

Results of Operations
---------------------

       Net sales in 1996 were $343,934, up 4.8% from the prior year. Flow Control Products sales rose 8.6% due to higher unit volumes, and Engineered Components sales were slightly ahead of last year. In 1995, sales increased 20.7% to $328,231 from $271,856 in 1994, as higher unit volumes led to increased sales of Engineered Components and escalating material costs drove higher pricing in Flow Control.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (cont'd)
         -----------------------------------

Results of Operations (cont'd)
---------------------

       Gross profit increased to $70,596 in 1996 from $68,111 in 1995 due to increased sales. In 1996, the gross profit percentage was 20.6%, down slightly from 20.8% in the prior year, primarily due to a less favorable sales mix. In 1995, gross profit increased due to higher sales volume. The gross profit percent declined in 1995 to 20.8% from 21.8% in 1994 as higher aluminum and copper costs were passed through to customers. Material costs as a percentage of sales increased, resulting in a lower gross profit percent.

       Selling, general and administrative expenses increased in 1996 to support higher sales volume and future business expansion in the automotive market. In 1995, selling, general and administrative expenses increased to $41,139 reflecting higher sales and marketing costs to support business expansion.

       Interest expense increased to $2,348 in 1996 from $1,387 in 1995, as the Company borrowed $50 million of senior debt. A large portion of the proceeds financed plant construction and expansion and accordingly, the interest related to such long-term projects was capitalized. Interest expense decreased in 1995 as long-term debt was retired. Although borrowing increased in 1995, the proceeds also financed construction and expansion and the incremental interest was capitalized.

       Other expense increased in 1996 reflecting the Company's equity in the operating losses of Casting Technology Company (CTC), a joint venture of Amcast and Izumi Industries of Japan.

       The effective tax rate in 1996 was 35.6%, compared to 34.2% in 1995. The 1996 rate is higher due to lower federal tax credits in the current year. The 1995 rate is lower than the statutory rate due to federal tax credits. The 1994 rate is lower than the statutory rate due to the conversion of CTC to a partnership.

Flow Control Products
---------------------

       Flow Control Products sales increased 8.6% in 1996 to $159,323 while operating income of $25,236 equaled the prior year results. Although all businesses in this segment experienced higher volumes in 1996, the primary increase in sales came from shipments of brass fittings which sell at lower margins. In 1995, sales increased 18.2% while operating profits rose 27.9% due to higher operating efficiencies and the Company's strong market position, which allowed for improved price realization.

Engineered Components
---------------------

       In 1996, Engineered Components sales were up slightly from the prior year as sales of aluminum wheels were higher. This increase was partially offset by lower demand for other automotive components and volumes lost during a third quarter labor strike at General Motors, a major customer. Operating profits increased 5.2% to $9,323, primarily due to improved operating efficiencies. In 1995, sales increased 22.9% due to higher volumes of aluminum wheels and automotive components, and higher pricing driven by escalating aluminum costs. Increased unit volumes accounted for approximately one-third of the $33.8 million sales increase. The remainder of the increase resulted from higher pricing, primarily driven by rising aluminum costs. Operating profits decreased 11.7% due to costs related to launching several new products which offset the improvements in sales volume. New products in the Engineered Components segment included, among others, air conditioning components, aluminum wheels, suspension parts, and

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (cont'd)
         -----------------------------------

Engineered Components (cont'd)
---------------------

aircraft cylinder heads which incurred launch costs of approximately $4 million. These costs were predominately scrap, and rework expenses and expenses related to production inefficiencies.

Liquidity
---------

       Net cash provided by operations was $33,638, $15,464 and $29,578 for the years 1996, 1995, and 1994, respectively. In each of the three years, cash was primarily provided by income from operations and depreciation. In 1996, accounts receivable increased as a result of increased sales while inventories decreased primarily due to the more efficient management of inventories. In 1995, inventories and accounts receivables increased to support the increased sales volume.

       Net cash used by investing activities was $51,223, $42,743 and $8,848 for the years 1996, 1995, and 1994, respectively. To support the business expansion activities, investments were made in property, plant, and equipment, and Casting Technology Company.

       Net cash provided by financing activities was $21,712 and $13,151 for the years 1996 and 1995, respectively. In 1996 and 1995, increased borrowings were used to fund business expansion. In 1994, financing activities used cash of $7,567 primarily to reduce long-term debt and pay cash dividends.

Capital Resources
-----------------

       Capital expenditures were $48,640, $41,724 and $15,596 in 1996, 1995, and
1994, respectively. In 1996 and 1995, expenditures were funded by additions to long-term debt, cash provided by operations, and the prior year cash position. In 1994, the expenditures were funded by cash provided by operations. At August 31, 1996, the Company had $9,624 of commitments for capital expenditures to be made in 1997, primarily for the Engineered Components segment.

       Book value per common share at August 31, 1996, was $15.80, up from $14.52 the prior year. The ratio of long-term debt as a percent of capital increased to 30.2% at August 31, 1996, from 19.3% at August 31, 1995. The 1996 increase is due to a private placement of $50 million in senior notes with two insurance companies, which was used to fund business expansion.

       The Company has $127.4 million of unused borrowing capacity under the most restrictive debt covenant relating to a credit agreement which went into effect June 7, 1995. One million preferred shares and 6.4 million common shares are authorized and available for future issuance. Management believes the Company has adequate financial resources to meet its future needs.

Contingencies. The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are described in detail in the Commitments and Contingencies note to the consolidated financial statements. At August 31, 1996, the Company had accrued reserves of $2.3 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with disposition of any of its property.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (cont'd)
         -----------------------------------

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

       See "Financial Statements and Notes", together with the report thereon of Ernst & Young LLP and "Quarterly Financial Data (Unaudited)" of the Company's Annual Report to Shareholders for the year ended August 31, 1996, Exhibit 13.1, pages 179 - 197 herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

       None

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

       The information required by this item relating to directors of the Company is incorporated herein by reference to that part of the information under "Election of Directors" beginning on page 2 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1996. Information concerning executive officers of the Company appears under "Executive Officers of Registrant" at Part I, pages 7 and 8, of this Report.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

       The information required by this item is incorporated herein by reference to "Executive Compensation" on pages 6 through 12 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1996.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT
          ----------

       The information required by this item is incorporated herein by reference to "Security Ownership of Directors, Nominees and Officers" on page 5 and "Security Ownership of Certain Beneficial Owners" on page 14 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

       The information required by this item is contained on pages 9 and 12 in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1996, which is incorporated herein by reference.


                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------------------------------------------------------------
          ON FORM 8-K
          -----------

(a)      Documents filed as part of this report.

1.       Financial statements:

             The following financial statements of Amcast Industrial Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 1996, are incorporated by reference at
             Item 8 of this report.

             Consolidated Statements of Operations -
                      Years Ended August 31, 1996, 1995, and 1994.

             Consolidated Statements of Financial Condition -
                      August 31, 1996 and 1995.

             Consolidated Statements of Shareholders' Equity -
                      Years Ended August 31, 1996, 1995 and 1994.

             Consolidated Statements of Cash Flows -
                      Years Ended August 31, 1996, 1995, and 1994.

             Notes to Consolidated Financial Statements

         2.  Consolidated financial statement schedule:

               Schedule                                                                            Page Number
                Number                                        Description                         In This Report
                ------         -----------------------------------------------------------        --------------

                   II          Valuation and qualifying accounts and reserves - August 31,
                               1996, 1995, and 1994                                                        15

             All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements and notes.

         3.  Exhibits - See Index to Exhibits (page 16 hereof).

         4. Form 8-K - During the quarter ended August 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of November 1996.

                                                AMCAST INDUSTRIAL CORPORATION
                                                (Registrant)

                                                By  /s/John H. Shuey
                                                    ----------------
                                                    John H. Shuey
                                                    President and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

        Signature                                 Title                                 Date
----------------------                  ------------------------------          ------------------

/s/John H. Shuey                        President, Chief Executive              November 25, 1996
----------------------                  Officer, Director
John H. Shuey                           (Principal Executive Officer)

/s/Douglas D. Watts                     Vice President, Finance                 November 25, 1996
-------------------                     (Principal Financial Officer)
Douglas D. Watts

/s/William L. Bown                      Vice President and Controller           November 25, 1996
------------------------                (Principal Accounting Officer)
William L. Bown


*Leo W. Ladehoff                        Chairman of the Board,
                                        Director                                November 25, 1996
*James K. Baker                         Director                                November 25, 1996
*Walter E. Blankley                     Director                                November 25, 1996
*Peter H. Forster                       Director                                November 25, 1996
*Ivan W. Gorr                           Director                                November 25, 1996
*Earl T. O'Loughlin                     Director                                November 25, 1996
*William G. Roth                        Director                                November 25, 1996
*R. William Van Sant                    Director                                November 25, 1996

       *The undersigned John H. Shuey, by signing his name hereto, does sign and execute this annual report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

                                                   By  /s/John H. Shuey
                                                       ---------------------
                                                       John H. Shuey
                                                       Attorney in Fact

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                             (Thousands of dollars)

---------------------------------------- ----------------- ---------------------------------   --------------- -----------------
                 Col. A                       Col. B                    Col. C                    Col. D            Col. E
---------------------------------------- ----------------- ---------------------------------   --------------- -----------------
                                                                        Additions
                                                           ---------------------------------
                                               Balance       Charged to        Charged to
                                              Beginning       Costs and          Other                            Balance at
               Description                    of Period       Expenses          Accounts          Deductions     End of Period
---------------------------------------- ----------------- --------------- -----------------   --------------- ------------------

Deducted From Asset Accounts


     Reserves for unrealized
     losses on properties and other
     assets held for sale:

         Year ended August 31, 1996          $    3,071                                                            $   3,071
         Year ended August 31, 1995          $    3,073                      $   1,136(2)       $   (1,138)(3)     $   3,071
         Year ended August 31, 1994          $   11,370                                         $   (8,297)(1)     $   3,073




(1) Includes loss on the sale of assets ($2.2 million) and a revised estimate of operating losses to disposal ($6.1 million) of the discontinued operations.
(2) Revised estimate of unrealized loss on sale of assets.
(3) Loss on sale of assets.

                                INDEX OF EXHIBITS
                                -----------------

Exhibit                                                                                   Located at
Number                                 Description                                      Numbered Page
------            ------------------------------------------                            -------------

    3             ARTICLES OF INCORPORATION AND BY-LAWS:

                  3.1  Articles of Incorporation of Amcast Industrial
                       Corporation.                                                              21

                  3.2  Code of Regulations of Amcast Industrial
                       Corporation.                                                              36

     4            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                  HOLDERS, INCLUDING INDENTURES:

                  4.1  $60,000,000 amended and restated Revolving Credit
                       Agreement between Amcast Industrial Corporation and Star
                       Bank, The First National Bank of Chicago, Bank One,
                       Dayton, NA, Society National Bank, and National Bank of
                       Detroit dated June 7, 1995 - incorporated by reference from Form 10-K for the year ended August 31, 1995.

                  4.2  Loan Agreement between the City of Elkhart, Indiana,
                       and Elkhart Products Corporation, dated as of February
                       1, 1988, for $2,050,000, Economic Development
                       Revenue Refunding Bonds, Series 1988.                                       +

                  4.3  $10,000,000 Senior Note Agreement between
                       Amcast Industrial Corporation and Principal
                       Mutual Life Insurance Company dated
                       September 1, 1989, as amended.                                            41

                  4.4  Amendment Agreement, dated July 24, 1995, to the
                       $10,000,000 Senior Note Agreement between Amcast
                       Industrial Corporation and Principal Mutual Life
                       Insurance Company, dated September 1, 1989 - incorporated by reference from Form 10-K for the year ended August 31, 1995.

                  4.5  Loan Agreement by and between the City of Fayetteville,
                       Arkansas, and Amcast Industrial Corporation, dated as of
                       December 1, 1991, for $5,050,000 City of Fayetteville,
                       Arkansas, variable/fixed rate demand Industrial
                       Development Revenue Refunding Bonds, Series 1992.                           +

                  4.6  Lease Agreement between PNC Leasing Corp., lessor, and
                       Amcast Industrial Corporation, lessee, dated July 15,
                       1992 incorporated by reference from Form 10-K for the year ended August 31, 1993.

                           -----------------

Exhibit                                                                                   Located at
Number                                 Description                                      Numbered Page
------            ---------------------------------------------------------             -------------

                  4.7   Lease Agreement between PNC Leasing Corp., lessor,
                        and Amcast Industrial Corporation, lessee, dated
                        August 8, 1996.                                                               +

                  4.8   Amcast guarantee of $15,000,000 of the $25,000,000 Credit
                        and Intercreditor Agreement between Casting Technology
                        Company (a joint venture partnership between Amcast
                        Industrial Corporation and Izumi Industries, Ltd.) and
                        National Bank of Detroit and The Asahi Bank,
                        Ltd., and a copy of the Creditor and Intercreditor
                        Agreement, dated July 28, 1995 - incorporated by
                        reference from Form 10-K for the year ended August 31,1995.

                  4.9   Amendment Agreement, dated January 5, 1996, to the
                        $25,000,000 Credit and Intercreditor Agreement between
                        Casting Technology Company and National Bank of
                        Detroit and The Asahi Bank, Ltd., dated July 28, 1995.                        82

                  4.10  Amendment Agreement, dated May 31,1996, to the
                        $25,000,000 Credit and Intercreditor Agreement between
                        Casting Technology Company and National Bank of Detroit
                        and The Asahi Bank, Ltd., dated July 28,1995, and amended
                        Guarantee Agreement which increased Amcast's guarantee
                        to $21,000,000 of the revised credit amount of $35,000,000.                   85

                  4.11  $50,000,000 Note Agreement between Amcast Industrial
                        Corporation and Principal Mutual Life Insurance Company
                        and The Northern Mutual Life Insurance Company, dated
                        November 1, 1995 - incorporated by reference from Form
 .                       10-K for the year ended August 31,1995.

    10            MATERIAL CONTRACTS:

                  10.1  Amcast Industrial Corporation Employee Share-
                        builder Plan effective August 26, 1987.                                       93

                  10.2  Amcast Industrial Corporation Annual Incentive
                        Plan effective September 1, 1982.                                            103

                  10.3  Deferred Compensation Agreement for Directors
                        of Amcast Industrial Corporation.                                            115

                  10.4  Executive Agreement between Amcast Industrial
                        Corporation and Leo W. Ladehoff, Chairman of the Board and former Chief Executive Officer of the Company, dated March 3, 1995 incorporated by reference from Form
                        10-Q for the quarter ended May 28, 1995.

                           -----------------

Exhibit                                                                                   Located at
Number                                       Description                                Numbered Page
------           ---------------------------------------------------                    -------------


                 10.5    Indemnification Agreement for Directors of
                         Amcast Industrial Corporation, effective
                         October 30, 1987.                                                       120

                 10.6    First Master Benefit Trust Agreement between
                         Amcast Industrial Corporation and Bank One,
                         Dayton, NA, effective March 11, 1988.                                   127

                 10.7    Amcast Industrial Corporation 1989 Stock
                         Incentive Plan, effective October 19, 1988 - as amended, effective December 9, 1992 - incorporated by reference from Form 10-Q for the quarter ended February 28, 1994.

                 10.8    Amcast Industrial Corporation 1989 Director
                         Stock Option Plan, effective October 19, 1988.                          150

                 10.9    Amcast Industrial Corporation Change of Control
                         Agreements effective September 1, 1996.                                 164

                 10.10 Amcast Industrial Corporation Long-Term Incentive Plan effective September 1, 1991 - incorporated by reference from Form 10-K for the year ended August 31, 1992.

                 10.11   Amcast Industrial Corporation Nonqualified
                         Supplementary Benefit Plan, effective May 29, 1991 - incorporated by reference from Form 10-K for the year ended August 31, 1994.

                 10.12   Change of Control Agreement between Amcast Industrial
                         Corporation and John H. Shuey, Chief Executive Officer, effective August 14, 1995 - incorporated by reference from Form 10-K for the year ended August 31,1995.

    13           ANNUAL REPORT TO SECURITY HOLDERS:

                 13.1    Amcast Industrial Corporation Annual Report to
                         Shareholders for year ended August 31, 1996. Those
                         portions of the Annual Report as are specifically
                         referenced under Parts I, II, and IV of
                         this report are filed herein.                                           178

                           -----------------


Exhibit                                                                                   Located at
Number                               Description                                         Numbered Page
------            --------------------------------------------------------------         -------------


    21            SUBSIDIARIES OF THE REGISTRANT:

                  Amcast Industrial Corporation has ten wholly-owned subsidiaries which are included in the consolidated financial statements of the Company. Information regarding these subsidiaries is set forth below:

                  Amcast Industrial Limited
                  Jurisdiction of Incorporation:                       Ontario, Canada
                  Name Under Which Business Is Done:                   Amcast Industrial Limited

                  Elkhart Products Corporation
                  Jurisdiction of Incorporation:                       Indiana
                  Name Under Which Business Is Done:                   Elkhart Products Corporation

                  WheelTek, Inc.
                  Jurisdiction of Incorporation:                       Indiana
                  Name Under Which Business Is Done:                   WheelTek, Inc. and Amcast
                                                                       Automotive Wheel Division
                  Amcast Precision Products, Inc.
                  Jurisdiction of Incorporation:                       California
                  Name Under Which Business Is Done:                   Amcast Precision Products, Inc.

                  Amcast Investment Services Corporation
                  Jurisdiction of Incorporation:                       Delaware
                  Name Under Which Business Is Done:                   Amcast  Investment Services
                                                                       Corporation
                  Amcast Industrial Financial Services, Inc.
                  Jurisdiction of Incorporation:                       Ohio
                  Name Under Which Business is Done:                   Amcast Industrial
                                                                       Financial Services, Inc.
                  Amcast Industrial Sales Corporation
                  Jurisdiction of Incorporation:                       U.S. Virgin Islands
                  Name Under Which Business is Done:                   Amcast Industrial Sales Corporation

                  Amcast Automotive, Inc.
                  Jurisdiction of Incorporation:                       Michigan
                  Name Under Which Business is Done:                   Amcast Automotive, Inc.

                  Flagg Brass, Inc.
                  Jurisdiction of Incorporation:                       Ohio
                  Name Under Which Business is Done:                   Flagg Brass, Inc.

                  Amcast Casting Technologies, Inc.
                  Jurisdiction of Incorporation:                       Indiana
                  Name Under Which Business is Done:                   Amcast Casting Technologies, Inc.

                           INDEX TO EXHIBITS (cont'd)
                           -----------------

Exhibit                                                                                   Located at
Number                                 Description                                       Numbered Page
------            -------------------------------------------------------------          -------------


    23            CONSENTS OF EXPERTS AND COUNSEL:

                  23.1   Consent of Ernst & Young LLP dated
                         November 22, 1996, with respect to the
                         incorporation by reference of
                         their report dated October 8, 1996 into this
                         Annual Report (Form 10-K), the inclusion of the
                         financial statement schedule listed in Item 14(a)(2)
                         to the financial statements covered by their report
                         dated October 8, 1996, and material incorporated by
                         reference into Amcast Industrial Corporation's
                         Post-Effective Amendment No. 1 to Registration
                         Statement No. 33-2876 on Form S-8, on Registration
                         Statements on Form S-8 (Registration Nos. 33-18690,
                         33-28080, 33-28084, 33-38176, 33-61290 and 333-00133),
                         and on Registration Statement No. 33-28075 on
                         Form S-3                                                                198

    24            POWER OF ATTORNEY:

                  24.1   Powers of attorney of persons who are indicated
                         as having executed this Annual Report Form 10-K
                         on behalf of another.                                                   199

    27            FINANCIAL DATA SCHEDULE:

                  27.1   Article 5 of Regulation S-X Financial Data Schedule
                         Form 10-K for the year ended August 31, 1996                            207

+ Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total consolidated assets of the Company and that the Company will furnish a copy of the document to the Commission upon its request.