Form 10-K/A
period 1996-08-31
AMCAST INDUSTRIAL CORP
filed 1996-12-09
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-K / A-1

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1996          Commission file number 1-9967
                          ---------------                                 ------

                          AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                        OHIO                         31-0258080
            ---------------------------      ------------------------
              (State of Incorporation)            (I.R.S. employer
                                                  identification no.)

7887 Washington Village Drive, Dayton, Ohio                                45459
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

     Aggregate market value of common stock, no par value, held by non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of October 21, 1996 -- $163,163,072.

     Number of common shares outstanding, without par value, as of October 21, 1996 -- 8,618,491 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part IV -- Index to exhibits at page 4 of this report.

                                    STATEMENT
                                    ---------

Amcast Industrial Corporation is filing this Form 10-K/A-1 for the purpose of amending Exhibit 3.1 contained on pages 21 through 35 of its Annual Report on Form 10-K for the year ended August 31, 1996. Pages 34 and 35 were inadvertently omitted from the filing.


PART IV, ITEM 14 - EXHIBITS
---------------------------

a)       Documents filed as part of this report:

         1.       Exhibits - See Index to Exhibits (page 4 hereof).

                                   SIGNATURES


       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of December 1996.



                                         AMCAST INDUSTRIAL CORPORATION
                                         (Registrant)

                                     By       /s/ John H. Shuey
                                         ------------------------------------
                                         John H. Shuey
                                         President and
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

    Signature                                     Title                              Date
----------------                             -----------------                  -----------------

/s/ John H. Shuey                       President, Chief Executive              December 9, 1996
-------------------------------         Officer, Director
John H. Shuey                           (Principal Executive Officer)


/s/ Douglas D. Watts                    Vice President, Finance                 December 9, 1996
-------------------------------         (Principal Financial Officer)
Douglas D. Watts

/s/ William L. Bown                     Vice President and Controller           December 9, 1996
-------------------------------         (Principal Accounting Officer)
William L. Bown

*Leo W. Ladehoff                        Chairman of the Board,
                                        Director                                December 9, 1996
*James K. Baker                         Director                                December 9, 1996
*Walter E. Blankley                     Director                                December 9, 1996
*Peter H. Forster                       Director                                December 9, 1996
*Ivan W. Gorr                           Director                                December 9, 1996
*Earl T. O'Loughlin                     Director                                December 9, 1996
*William G. Roth                        Director                                December 9, 1996
*R. William Van Sant                    Director                                December 9, 1996


         *The undersigned John H. Shuey, by signing his name hereto, does sign and execute this amendment to the annual report on Form 10-K/A-1 on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to the Form 10-K.


                                            By    /s/ John H. Shuey
                                              _________________________________
                                                John H. Shuey
                                                Attorney in Fact

                                INDEX OF EXHIBITS
                                -----------------

Exhibit                                                                                 Located at
Number                                Description                                      Numbered Page
---------         ---------------------------------------------------                  -------------

     3            ARTICLES OF INCORPORATION AND BY-LAWS:

                  3.1  Articles of Incorporation of Amcast Industrial
                       Corporation.                                                              **

                  3.2  Code of Regulations of Amcast Industrial
                       Corporation.                                                              *

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

                  4.3  $10,000,000 Senior Note Agreement between
                       Amcast Industrial Corporation and Principal
                       Mutual Life Insurance Company dated
                       September 1, 1989, as amended.                                            *

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

Exhibit                                                                                 Located at
Number                                Description                                      Numbered Page
---------         ---------------------------------------------------                  -------------

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

                  4.9   Amendment Agreement, dated January 5, 1996, to the
                        $25,000,000 Credit and Intercreditor Agreement between
                        Casting Technology Company and National Bank of
                        Detroit and The Asahi Bank, Ltd., dated July 28, 1995.                   *

                  4.10  Amendment Agreement, dated May 31, 1996, to the
                        $25,000,000 Credit and Intercreditor Agreement between
                        Casting Technology Company and National Bank of Detroit
                        and The Asahi Bank, Ltd., dated July 28, 1995, and
                        amended Guarantee Agreement which increased Amcast's
                        guarantee to $21,000,000 of the revised credit amount
                        of $35,000,000.                                                          *

                  4.11  $50,000,000 Note Agreement between Amcast Industrial
                        Corporation and Principal Mutual Life Insurance Company and The Northern Mutual Life Insurance Company, dated
                        November 1, 1995 - incorporated by reference from Form
                        10-K for the year ended August 31, 1995.

    10            MATERIAL CONTRACTS:

                  10.1  Amcast Industrial Corporation Employee Share-
                        builder Plan effective August 26, 1987.                                  *

                  10.2  Amcast Industrial Corporation Annual Incentive
                        Plan effective September 1, 1982.                                        *

                  10.3  Deferred Compensation Agreement for Directors
                        of Amcast Industrial Corporation.                                        *

                  10.4  Executive Agreement between Amcast Industrial
                        Corporation and Leo W. Ladehoff, Chairman of the Board and former Chief Executive Officer of the Company, dated March 3, 1995-incorporated by reference from Form
                        10-Q for the quarter ended May 28, 1995.

                           --------------------------


Exhibit                                                                                 Located at
Number                                Description                                      Numbered Page
---------         ---------------------------------------------------                  -------------

                 10.5    Indemnification Agreement for Directors of
                         Amcast Industrial Corporation, effective
                         October 30, 1987.                                                       *

                 10.6    First Master Benefit Trust Agreement between
                         Amcast Industrial Corporation and Bank One,
                         Dayton, NA, effective March 11, 1988.                                   *

                 10.7    Amcast Industrial Corporation 1989 Stock
                         Incentive Plan, effective October 19, 1988 - as amended, effective December 9, 1992 - incorporated by reference from Form 10-Q for the quarter ended February 28, 1994.

                 10.8    Amcast Industrial Corporation 1989 Director
                         Stock Option Plan, effective October 19, 1988.                          *

                 10.9    Amcast Industrial Corporation Change of Control
                         Agreements effective September 1, 1996.                                 *

                 10.10 Amcast Industrial Corporation Long-Term Incentive Plan effective September 1, 1991-incorporated by reference from Form 10-K for the year ended August 31, 1992.

                 10.11   Amcast Industrial Corporation Nonqualified
                         Supplementary Benefit Plan, effective May 29, 1991 - incorporated by reference from Form 10-K for the year ended August 31, 1994.

                 10.12   Change of Control Agreement between Amcast Industrial
                         Corporation and John H. Shuey, Chief Executive Officer, effective August 14, 1995-incorporated by reference from Form 10-K for the year ended August 31, 1995.

    13           ANNUAL REPORT TO SECURITY HOLDERS:

                 13.1    Amcast Industrial Corporation Annual Report to
                         Shareholders for year ended August 31, 1996. Those
                         portions of the Annual Report as are specifically
                         referenced under Parts I, II, and IV of
                         this report are filed herein.                                           *

                           --------------------------


Exhibit                                                                                 Located at
Number                                Description                                      Numbered Page
---------         ---------------------------------------------------                  -------------

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

                  Amcast Automotive, Inc.
                  Jurisdiction of Incorporation:                                    Michigan
                  Name Under Which Business is Done:                                Amcast Automotive, Inc.

                  Flagg Brass, Inc.
                  Jurisdiction of Incorporation:                                    Ohio
                  Name Under Which Business is Done:                                Flagg Brass, Inc.

                  Amcast Casting Technologies, Inc.
                  Jurisdiction of Incorporation:                                    Indiana
                  Name Under Which Business is Done:                                Amcast Casting Technologies, Inc.

                           --------------------------


Exhibit                                                                                 Located at
Number                                Description                                      Numbered Page
---------         ---------------------------------------------------                  -------------

    23            CONSENTS OF EXPERTS AND COUNSEL:

                  23.1   Consent of Ernst & Young LLP dated
                         November 22, 1996, with respect to the
                         incorporation by reference of
                         their report dated October 8, 1996 into this
                         Annual Report (Form 10-K), the inclusion of the
                         financial statement schedule listed in Item 14(a)(2)
                         to the financial statements covered by their report
                         dated October 8, 1996, and material incorporated by
                         reference into Amcast Industrial Corporation's
                         Post-Effective Amendment No. 1 to Registration
                         Statement No. 33-2876 on Form S-8, on Registration
                         Statements on Form S-8 (Registration Nos. 33-18690,
                         33-28080, 33-28084, 33-38176, 33-61290 and 333-00133),
                         and on Registration Statement No. 33-28075 on
                         Form S-3                                                                *

    24            POWER OF ATTORNEY:

                  24.1   Powers of attorney of persons who are indicated
                         as having executed this Annual Report Form 10-K
                         on behalf of another.                                                   *

    27            FINANCIAL DATA SCHEDULE:

                  27.1   Article 5 of Regulation S-X Financial Data Schedule
                         Form 10-K for the year ended August 31, 1996                            *



+ Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total consolidated assets of the Company and that the Company will furnish a copy of the document to the Commission upon its request.


*   Incorporated by reference from Form 10-K for the year ended August 31, 1996.

** Amended exhibit to Form 10-K for the year ended August 31, 1996 is enclosed herein, beginning on page 9.