Form 10-Q
period 1996-12-01
AMCAST INDUSTRIAL CORP
filed 1997-01-15
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     --------                    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 1, 1996           Commission File Number 1-9967
                      ----------------                                  ------



                          AMCAST INDUSTRIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                                  31-0258080
-------------------------------                             ----------------
   (State of Incorporation)                                 (I.R.S. Employer
                                                            Identification No.)

7887 Washington Village Drive, Dayton, Ohio                    45459
-------------------------------------------                 ----------
(Address of principal executive offices)                    (Zip Code)

                            (Area Code 937) 291-7000
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

       Yes   X                         No
           -----                          -----

Number of Common Shares outstanding, no par value, as of December 1, 1996 - 8,632,614 shares.

                          AMCAST INDUSTRIAL CORPORATION

                                    I N D E X

PART I - FINANCIAL INFORMATION                                                                   PAGE NO.
         ---------------------                                                                   --------

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial                                          3
                 Condition - December 1, 1996 and August 31, 1996

                 Consolidated Condensed Statements of Income -                                           4
                 for the Quarters Ended December 1, 1996
                 and December 3, 1995

                 Consolidated Condensed Statements of Retained Earnings -                                4
                 for the Quarters Ended December 1, 1996
                 and December 3, 1995

                 Consolidated Condensed Statements of Cash Flows -                                       5
                 for the Quarters Ended December 1, 1996
                 and December 3, 1995

                 Notes to Consolidated Condensed Financial Statements                                  6-8

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                  9-11

PART II - OTHER INFORMATION
          -----------------

      Item 1 - Legal Proceedings                                                                        11

      Item 6 - Exhibits and Reports on Form 8-K                                                         11

SIGNATURES                                                                                              12

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)
                                   (unaudited)

                                                           December 1     August 31
ASSETS                                                        1996          1996
------                                                     ----------     --------

Current Assets
    Cash and cash equivalents                               $   2,953    $   5,413
    Accounts receivable                                        47,514       50,407
    Inventories:
        Finished products                                      25,323       21,049
        Work-in-process                                        13,032       13,389
        Raw materials and supplies                             10,907       10,583
                                                            ---------    ---------
                                                               49,262       45,021
    Other current assets                                        9,697        8,380
                                                            ---------    ---------
        Total current assets                                  109,426      109,221

Property, Plant and Equipment                                 253,660      245,001
    Less allowances for depreciation                         (110,790)    (106,395)
                                                            ---------    ---------
                                                              142,870      138,606

Other Assets                                                   21,454       21,390
                                                            ---------    ---------
                                                            $ 273,750    $ 269,217
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
    Accounts payable                                        $  28,957    $  30,750
    Short-term borrowings and current portion
        of long-term debt                                       3,605        1,105
    Accrued expenses, compensation and
        related items and other current liabilities            20,714       19,592
                                                            ---------    ---------
        Total current liabilities                              53,276       51,447

Long-Term Debt--less current portion                           57,908       58,783
Deferred Income Taxes                                          13,541       12,126
Deferred Liabilities                                            9,637       10,697

Shareholders' Equity
    Preferred shares, without par value:
        Authorized--1,000,000 shares
        Issued--None
    Common shares, at stated value:
        Authorized--15,000,000 shares
        Issued--8,632,614 shares
        (8,618,491 at August 31, 1996)                          8,633        8,618
    Capital in excess of stated value                          65,253       65,003
    Retained earnings                                          65,502       62,543
                                                            ---------    ---------
                                                              139,388      136,164
                                                            ---------    ---------
                                                            $ 273,750    $ 269,217
                                                            =========    =========



See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                 (dollars in thousands except per share amounts)
                                   (unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                       December 1     December 3
                                                          1996           1995
                                                       ----------     ---------

Consolidated Condensed Statements of Income
-------------------------------------------

Net sales                                                $ 90,789      $ 86,465
Cost of sales                                              71,684        69,046
                                                         --------      --------

       Gross profit                                        19,105        17,419
Selling, general and administrative expenses               10,290        10,703
                                                         --------      --------

       Operating income                                     8,815         6,716
Equity in (loss) income of joint venture
     and other income, net                                 (1,277)           82
Interest expense                                            1,123           462
                                                         --------      --------

       Income before income taxes                           6,415         6,336
Income taxes                                                2,277         2,281
                                                         --------      --------

       Net Income                                        $  4,138      $  4,055
                                                         ========      ========


Consolidated Condensed Statements of
------------------------------------
Retained Earnings
-----------------

Beginning retained earnings                              $ 62,543      $ 51,474
Net income                                                  4,138         4,055
Dividends                                                  (1,208)       (1,205)
Other                                                          29           (21)
                                                         --------      --------

       Ending Retained Earnings                          $ 65,502      $ 54,303
                                                         ========      ========

Per Share Information
---------------------

Net income per share                                     $    .48      $    .47
                                                         ========      ========

Dividends declared per share                             $    .14      $    .14
                                                         ========      ========

Dividends paid per share                                 $    .14      $    .14
                                                         ========      ========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                          Three Months Ended
                                                        -----------------------
                                                         December 1   December 3
                                                           1996           1995
                                                        -----------   ----------
Operating Activities:
    Net income                                           $  4,138      $  4,055
    Depreciation                                            5,023         4,484
    Deferred liabilities                                      355          (413)

    Changes in assets and liabilities:
        - Receivables                                       2,893        (1,146)
        - Inventories                                      (4,241)       (3,904)
        - Accounts payable                                 (1,793)        2,490
        - Other                                              (195)        1,787
                                                         --------      --------
      Net Cash Provided By Operating Activities             6,180         7,353

Investing Activities:
    Additions to property, plant, and equipment            (8,876)      (14,903)
    Contribution to joint venture                          (2,026)
    Other                                                   1,551           (71)
                                                         --------      --------
       Net Cash Used By Investing Activities               (9,351)      (14,974)

Financing Activities:
    Additions to long-term debt                                          50,000
    Reduction in long-term debt                              (875)      (20,674)
    Short-term borrowings and current portion
        of long-term debt                                   2,500          (563)
    Dividends                                              (1,208)       (1,205)
    Other                                                     294           689
                                                         --------      --------
       Net Cash Provided By Financing Activities              711        28,247
                                                         --------      --------

Net change in cash and cash equivalents                    (2,460)       20,626

Cash and cash equivalents at beginning of period            5,413         1,286
                                                         --------      --------

Cash and Cash Equivalents at End of Period               $  2,953      $ 21,912
                                                         ========      ========


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

Note B - Accounts Receivable
----------------------------

Accounts receivable are stated net of allowances for doubtful accounts of $268 at December 1, 1996 and $233 at August 31, 1996.

Note C - Inventories
--------------------

Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets
---------------------

The major components are:


                                                  December 1          August 31
                                                     1996               1996
                                                  ----------         ---------
Assets held for sale                              $    3,264         $   3,425
Investment in joint venture                           10,322             9,639
Other assets                                           7,868             8,326
                                                  ----------         ---------
                                                  $   21,454         $  21,390
                                                  ==========         =========


Note E - Long-Term Debt
-----------------------

The following table summarizes the Company's borrowings:

                                                         December 1     August 31
                                                            1996           1996
                                                         ----------     ---------
Senior notes                                               $52,625       $53,500
Lines of credit - notes payable                              2,500
Industrial revenue bonds                                     6,388         6,388
                                                           -------       -------
Total Obligations                                           61,513        59,888

Less short-term borrowings and current portion
   of long-term debt                                         3,605         1,105
                                                           -------       -------

                                                           $57,908       $58,783
                                                           =======       =======

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)

Note F - Commitments and Contingencies
--------------------------------------

At December 1, 1996, the Company has committed to capital expenditures of $12.1 million, primarily for the Engineered Components segment.

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

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At December 1, 1996, the Company's accrued undiscounted reserve for such contingencies was $2.1 million.

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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)

Note G - Income Taxes
---------------------

The estimated effective tax rate was 35.5% and 36.0% for the first quarter of fiscal 1997 and 1996, respectively.

Note H - Net Income Per Share
-----------------------------

For the first quarter of 1997 and 1996, the weighted average number of common shares used to calculate income per share was 8,624,864 and 8,576,817, respectively.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Operating Results
-----------------

Net sales increased 5% to $90.8 million in the first quarter ended December 1, 1996 as sales of Flow Control Products were up slightly and Engineered Components' sales rose 7.9% compared to the first quarter ended December 3, 1995.

Gross profit for the first quarter of fiscal 1997 rose 9.7 percent to $19.1 million from $17.4 million in fiscal 1996. The gross profit percentage for the first quarter of 1997 increased to 21.0% from 20.1% in the prior year's first quarter due to cost reductions coupled with higher sales volumes and increased capacity utilization.

The selling, general and administrative expenses for the first quarter were $10.3 million, down $.4 million due to reduced technical program and development expenses. The selling, general and administrative expenses were 11.3% of sales in the current quarter, down from 12.4% due to the reduced spending levels and higher sales volumes.

Operating income increased 31.3% to $8.8 million in the current quarter due to higher sales volumes and lower selling, general and administrative expenses as discussed above.

Casting Technology Company, the Company's joint venture with Izumi Industries, launched several new products and experienced an unusually steep production ramp-up. Higher launch costs in the form of low productivity and high scrap rates experienced earlier in the quarter had a negative impact on income. The Company's equity in the joint venture's loss was $1.3 million in the first quarter.

In the current quarter, interest expense increased to $1.1 million, compared to $.5 million in the first quarter of fiscal 1996 due to higher debt levels. The private placement of a $50 million senior note was executed in November 1995. The debt proceeds were used to retire bank debt and fund business expansion.

Results by Business Segment (unaudited)
---------------------------------------
(dollars in thousands)                                     Three Months Ended
                                                        ------------------------
                                                        December 1    December 3
                                                           1996          1995
                                                           ----          ----
Net Sales
---------
    Flow Control Products                               $ 38,832       $ 38,319
    Engineered Components                                 51,957         48,146
                                                        --------       --------
                                                        $ 90,789       $ 86,465
                                                        ========       ========
Income Before Income Taxes
--------------------------
    Flow Control Products                               $  6,932       $  5,946
    Engineered Components                                  3,755          2,618
    Corporate Expense                                     (1,872)        (1,848)
    Equity in (loss) income of joint venture
       and other income, net                              (1,277)            82
    Interest Expense                                      (1,123)          (462)
                                                        --------       --------
                                                        $  6,415       $  6,336
                                                        ========       ========

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In the Flow Control Products segment, sales and operating income ($38.8 million and $6.9 million, respectively) reflect continued cost reductions coupled with high operating rates and strong demand for the Company's copper and brass fittings. Operating margins in this segment increased to 17.9% from 15.5% in the comparable period of fiscal 1996.

Sales in the Engineered Components segment rose from $48.1 million in the first quarter of 1996 to $52.0 million, primarily due to higher volumes of suspension components, aluminum wheels, and aerospace products. Operating income rose to $3.8 million from $2.6 million. Both sales and earnings were affected by demand curtailments for some automotive products resulting from work stoppages at the Company's largest automotive customer, General Motors. Despite the volume shortfall, planned cost reductions coupled with higher capacity utilization at several components plants resulted in margin improvements of this segment. Operating margins increased to 7.2% from 5.4% in the same period last year.

Capital Resources and Liquidity
-------------------------------

In the current quarter, net cash provided by operations was $6.2 million compared to $7.4 million for the first three months of fiscal 1996. In both 1997 and 1996, cash provided by net income and depreciation was partially offset by an increase in working capital of $3.3 million and $.8 million, respectively.

Capital expenditures were $8.9 million and $14.9 million for the three-month period of fiscal 1997 and 1996, respectively. At December 1, 1996, the Company had $12.1 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Long-term debt was 29.4% of total capital at December 1, 1996, and 30.2% at August 31, 1996. The current portion of debt increased $2.5 million at December 1, 1996 due to borrowings against short-term credit lines to partially finance the increase in working capital.

The Company may borrow up to $60 million under a Revolving Credit Agreement which expires April 1, 2000. In addition, the Company maintains bank lines of credit under which it may borrow up to $25 million. At December 1, 1996, there were no borrowings under the Revolving Credit Agreement and $2.5 million outstanding under available bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Contingencies
-------------

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are described in detail in the Commitments and Contingencies note to the consolidated condensed financial statements. At December 1, 1996, the Company had accrued reserves of $2.1 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1996.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits
    --------

      Exhibit 27 - Financial Data Schedule

b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended December 1, 1996.

                          AMCAST INDUSTRIAL CORPORATION

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AMCAST INDUSTRIAL CORPORATION
                                                  -----------------------------
                                                  (Registrant Company)

Date: January 15, 1997                            By: /s/J. H. Shuey
      ----------------                                --------------------------
                                                  John H. Shuey

                                                  President and Chief Executive
                                                  Officer, Director
                                                  (Principal Executive Officer)

Date: January 15, 1997                            By: /s/D. D. Watts
      ----------------                                --------------------------
                                                  Douglas D. Watts
                                                  Vice President, Finance
                                                  (Principal Financial Officer)

Date: January 15, 1997                            By /s/W. L. Bown
      ----------------                               ---------------------------
                                                  William L. Bown
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)