Form 10-Q
period 1997-03-02
AMCAST INDUSTRIAL CORP
filed 1997-04-14
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ----
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 2, 1997               Commission File Number 1-9967
                                                                         ------

                          AMCAST INDUSTRIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                             31-0258080
-------------------------------                            -------------------
   (State of Incorporation)                                (I.R.S. Employer
                                                            Identification No.)

7887 Washington Village Drive, Dayton, Ohio                           45459
--------------------------------------------------                    -------
(Address of principal executive offices)                              (Zip Code)


                            (Area Code 937) 291-7000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Number of Common Shares outstanding, no par value, as of March 2, 1997 - 8,657,137 shares.


                                          AMCAST INDUSTRIAL CORPORATION

                                                   I N D E X

PART I - FINANCIAL INFORMATION                                                                      PAGE NO.
         ---------------------                                                                      --------
      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial                                          3
                 Condition - March 2, 1997 and August 31, 1996

                 Consolidated Condensed Statements of Income -                                           4
                 for the Quarter and Six Months Ended March 2, 1997
                 and March 3, 1996

                 Consolidated Condensed Statements of Retained Earnings -                                4
                 for the Quarter and Six Months Ended March 2, 1997
                 and March 3, 1996

                 Consolidated Condensed Statements of Cash Flows -                                       5
                 for the Six Months Ended March 2, 1997 and
                 March 3, 1996

                 Notes to Consolidated Condensed Financial Statements                                  6-8

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                  9-11

PART II - OTHER INFORMATION
          -----------------

      Item 1  -  Legal Proceedings                                                                      12

      Item 4  -  Submission of Matters to a Vote of Security Holders                                    12

      Item 6  -  Exhibits and Reports on Form 8-K                                                       12

SIGNATURES                                                                                              13


PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)
                                   (unaudited)

                                                         March 2      August 31
ASSETS                                                     1997          1996
------                                                   -------      ---------
Current Assets
  Cash and cash equivalents                             $     597     $   5,413
  Accounts receivable                                      55,032        50,407
  Inventories:
    Finished products                                      26,002        21,049
    Work-in-process                                        11,144        13,389
    Raw materials and supplies                             11,746        10,583
                                                        ---------     ---------
                                                           48,892        45,021
  Other current assets                                      9,230         8,380
                                                        ---------     ---------
    Total current assets                                  113,751       109,221

Property, Plant and Equipment                             262,286       245,001
    Less allowances for depreciation                     (114,894)     (106,395)
                                                        ---------     ---------
                                                          147,392       138,606

Other Assets                                               21,432        21,390
                                                        ---------     ---------
                                                        $ 282,575     $ 269,217
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accounts payable                                      $  30,933     $  30,750
  Short-term borrowings and
    current portion of long-term debt                      14,208         1,105
  Accrued expenses, compensation and
    related items and other current liabilities            16,673        19,592
                                                        ---------     ---------
    Total current liabilities                              61,814        51,447

Long-Term Debt--less current portion                       57,675        58,783
Deferred Income Taxes                                      13,280        12,126
Deferred Liabilities                                        9,076        10,697

Shareholders' Equity
  Preferred shares, without par value:
    Authorized--1,000,000 shares
    Issued--None
  Common shares, at stated value:
    Authorized--15,000,000 shares
    Issued--8,657,137 shares
    (8,618,491 at August 31, 1996)                          8,657         8,618
  Capital in excess of stated value                        65,735        65,003
  Retained earnings                                        66,338        62,543
                                                        ---------     ---------
                                                          140,730       136,164
                                                        ---------     ---------
                                                        $ 282,575     $ 269,217
                                                        =========     =========




See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                 (dollars in thousands except per share amounts)
                                   (unaudited)


                                                   Three Months Ended         Six Months Ended
                                                -----------------------    ----------------------
                                                March 2        March 3     March 2       March 3
                                                  1997          1996        1997           1996
                                                ---------    ----------   ---------     ---------
Consolidated Condensed Statements
---------------------------------
of Income
---------

Net sales                                       $  91,334    $  81,796    $ 182,123    $ 168,261
Cost of sales                                      75,810       65,206      147,494      134,252
                                                ---------    ---------    ---------    ---------
  Gross profit                                     15,524       16,590       34,629       34,009
Selling, general and administrative
  expenses                                         10,330       10,305       20,620       21,008
                                                ---------    ---------    ---------    ---------
  Operating income                                  5,194        6,285       14,009       13,001
Equity in (loss) income of joint
  venture and other income, net                      (840)         109       (2,117)         191
Interest expense                                    1,127          351        2,250          813
                                                ---------    ---------    ---------    ---------
  Income before income taxes                        3,227        6,043        9,642       12,379
Income taxes                                        1,146        2,126        3,423        4,407
                                                ---------    ---------    ---------    ---------
  Net Income                                    $   2,081    $   3,917    $   6,219    $   7,972
                                                =========    =========    =========    =========
Consolidated Condensed Statements
---------------------------------
of Retained Earnings
--------------------

Beginning retained earnings                     $  65,502    $  54,303    $  62,543    $  51,474
Net income                                          2,081        3,917        6,219        7,972
Dividends                                          (1,213)      (1,207)      (2,421)      (2,412)
Other                                                 (32)         (14)          (3)         (35)
                                                ---------    ---------    ---------    ---------
  Ending Retained Earnings                      $  66,338    $  56,999    $  66,338    $  56,999
                                                =========    =========    =========    =========
Per Share Information
---------------------

Net income per share                            $     .24    $     .46    $     .72    $     .93
                                                =========    =========    =========    =========
Dividends declared per share                    $     .14    $     .14    $     .28    $     .28
                                                =========    =========    =========    =========
Dividends paid per share                        $     .14    $     .14    $     .28    $     .28
                                                =========    =========    =========    =========


See notes to consolidated condensed financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                                                    Six Months Ended
                                                                    ----------------
                                                             March 2                March 3
                                                              1997                    1996
                                                            ---------               --------
Operating Activities:
    Net income                                             $  6,219                 $  7,972
    Depreciation                                              9,657                    9,053
    Deferred liabilities                                       (467)                    (922)

    Changes in assets and liabilities:
      - Receivables                                          (4,625)                  (2,389)
      - Inventories                                          (3,871)                  (3,297)
      - Accounts payable                                        183                   (1,404)
      - Other                                                (3,769)                     313
                                                           --------                 --------
    Net Cash Provided By Operating Activities                 3,327                    9,326

Investing Activities:
    Additions to property, plant, and equipment             (18,007)                 (27,518)
    Contribution to joint venture                            (3,226)                    (180)
    Other                                                     2,748                   (1,956)
                                                           --------                 --------
      Net Cash Used By Investing Activities                 (18,485)                 (29,654)

Financing Activities:
    Additions to long-term debt                                                       50,000
    Reduction in long-term debt                              (1,108)                 (20,904)
    Short-term borrowings and current
        portion of long-term debt                            13,103                     (560)
    Dividends                                                (2,421)                  (2,412)
    Other                                                       768                      773
                                                           --------                 --------
       Net Cash Provided By Financing Activities             10,342                   26,897
                                                           --------                 --------

Net change in cash and cash equivalents                      (4,816)                   6,569

Cash and cash equivalents at beginning of period              5,413                    1,286
                                                           --------                 --------
Cash and Cash Equivalents at End of Period                 $    597                 $  7,855
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

Note B - Accounts Receivable
----------------------------

Accounts receivable are stated net of allowances for doubtful accounts of $276 at March 2, 1997 and $233 at August 31, 1996.

Note C - Inventories
--------------------

Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets
---------------------

The major components are:
                                                    March 2              August 31
                                                      1997                 1996
                                                   --------              ----------

      Assets held for sale                         $  3,336              $   3,425
      Investment in joint venture                    10,622                  9,639
      Other assets                                    7,474                  8,326
                                                   --------              ---------
                                                   $ 21,432              $  21,390
                                                   ========              =========


Note E - Long-Term Debt
-----------------------

The following table summarizes the Company's borrowings:

                                                   March 2               August 31
                                                    1997                    1996
                                                  ---------              ----------
      Senior notes                                $  52,625              $  53,500
      Lines of credit - notes payable                13,100
      Industrial revenue bonds                        6,158                  6,388
                                                  ---------              ---------
      Total Obligations                              71,883                 59,888

      Less short-term borrowings and current
         portion of long-term debt                   14,208                  1,105
                                                  ---------              ---------
                                                  $  57,675              $  58,783
                                                  =========              =========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)

Note F - Commitments and Contingencies
--------------------------------------

At March 2, 1997, the Company has committed to capital expenditures of $7.7 million, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with a number of U.S. EPA led multi-party sites and state environmental agency-led remediation sites. Each of these claims involves third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site.

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At March 2, 1997, the Company's accrued undiscounted reserve for such contingencies was $2.0 million.

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

Note G - Income Taxes
---------------------

The estimated effective tax rate was 35.5 percent and 35.2 percent for the second quarter of fiscal 1997 and 1996, and 35.5 percent and 35.6 percent for the six months of 1997 and 1996, respectively.
                                       7

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)

Note H - Net Income Per Share
-----------------------------

For the second quarter of 1997 and 1996, the weighted average number of common shares used to calculate net income per share was 8,650,069 and 8,614,011, and for the first six months of 1997 and 1996 was 8,637,397 and 8,595,113, respectively.


Note I - Costs of Goods Sold
----------------------------

In the second quarter of fiscal 1997, cost of goods sold was impacted by a one-time, cumulative, non-cash charge of $3.5 million pre-tax as a consequence of overstated inventory values at the Company's Amcast Precision unit. In February 1997, the Company discovered erroneous entries were made over a number of years to improperly understate cost of goods sold and overstate inventory values. The Company can not determine the actual amount of the erroneous entries on a year-to-year basis.

Note J - Impact of Recently Issued Accounting Standard
------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the Company's second quarter of fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not material for the periods presented.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Operating Results
-----------------

Net sales of $91.3 million for the second quarter ended March 2, 1997 increased $9.5 million, up 11.7 percent from the prior year second quarter. Flow Control Products' sales increased 4.6 percent to $39.9 million and Engineered Components' sales were $51.5 million up $7.8 million from $43.7 million a year earlier. For the first six months of fiscal 1997, net sales were $182.1 million, up 8.2 percent from the comparable prior year period. Flow Control Products' sales rose 3.0 percent to $78.7 million while Engineered Components' sales increased 12.6 percent to $103.4 million primarily due to higher volumes.

In the second quarter of fiscal 1997, cost of goods sold was impacted by a one-time, cumulative, non-cash charge of $3.5 million pre-tax as a consequence of overstated inventory values at the Company's Amcast Precision unit. In February 1997, the Company discovered erroneous entries were made over a number of years to improperly understate cost of goods sold and overstate inventory values. The Company can not determine the actual amount of the erroneous entries on a year-to-year basis.

Gross profit for the second quarter of fiscal 1997 and 1996 was $15.5 million and $16.6 million, respectively. Gross profit as a percent of sales for the second quarter of 1997 was 17.0 percent compared to 20.3 percent in 1996. These decreases are primarily due to the $3.5 inventory write-down noted above. Gross profit for the first six months of fiscal 1997 increased to $34.6 million from $34.0 million due to higher sales. As a percent of sales, the year-to-date gross profit was 19.0 percent compared to 20.2 percent for the prior year.

Selling, general and administrative expenses for the second quarter of $10.3 million were equal to the prior year second quarter. Year-to-date selling, general and administrative expenses, as a percent of sales, were 11.3 percent, down from 12.5 percent, due to reduced spending levels and higher sales volume.

Year-to-date operating income increased 7.8 percent to $14.0 million due to higher sales volumes and lower selling, general and administrative expenses.

Casting Technology Company, the Company's joint venture with Izumi Industries, continued to experience an unusually steep production ramp-up of recently launched new products. Although reduced from first quarter levels, high launch costs in the form of low productivity and high scrap rates had a continued negative impact on income. The Company's equity in the joint venture's loss was $.8 million for the quarter and $2.1 million for the first six months of fiscal year 1997.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS -CONTINUED

Operating Results (continued)
-----------------------------

For the second quarter of fiscal years 1997 and 1996, interest expense was $1.1 million and $.4 million, respectively. Interest expense increased in the second quarter compared to the prior year as business expansion projects were placed in service and interest costs, which were previously capitalized, are now charged to operations. Current year-to-date interest expense is $2.3 million compared to $.8 million in fiscal 1996. The increase is primarily due to lower interest capitalization.

Results by Business Segment (unaudited)
---------------------------------------
(dollars in thousands)

                                                   Three Months Ended                     Six Months Ended
                                            --------------------------------    --------------------------------
                                             March 2             March 3            March 2            March 3
                                               1997                1996               1997               1996
                                            ----------          ---------          ----------         ---------
Net Sales
---------
    Flow Control Products                    $  39,864          $  38,116          $  78,696          $  76,435
    Engineered Components                       51,470             43,680            103,427             91,826
                                             ---------          ---------          ---------          ---------
                                             $  91,334          $  81,796          $ 182,123          $ 168,261
                                             =========          =========          =========          =========
Income Before Income Taxes
--------------------------
    Flow Control Products                    $   6,520          $   6,121          $  13,452          $  12,067
    Engineered Components                          344              1,709              4,099              4,327
    Corporate Expense                           (1,670)            (1,545)            (3,542)            (3,393)
    Equity in (loss) income of joint
       venture and other income, net              (840)               109             (2,117)               191
    Interest Expense                            (1,127)              (351)            (2,250)              (813)
                                             ---------          ---------          ---------          ---------
                                             $   3,227          $   6,043          $   9,642          $  12,379
                                             =========          =========          =========          =========


In the Flow Control segment, sales and operating income ($39.9 million and $6.5 million, respectively) increased 4.6 percent and 6.5 percent compared to the same period last year primarily due to increased demand for the Company's copper and brass fittings coupled with continued cost reductions.

Engineered Component's sales were $51.5 million up $7.8 million from $43.7 million a year earlier. The sales increases were primarily in the Company's automotive products reflecting strong demand for aluminum wheels, suspension, and brake and chassis components.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS -CONTINUED

Results by Business Segment (unaudited) (continued)
---------------------------------------------------

The increased volume and plant utilization contributed to improvements in automotive's earnings, although launch-related costs continued to impact the new Wapakoneta, Ohio, facility. Overall, the segment reported operating income of $.3 million after giving effect to the $3.5 million write-down at Amcast Precision compared to $1.7 million earned in the second quarter last year.

Capital Resources and Liquidity
-------------------------------

For the first half of fiscal 1997, net cash provided by operations was $3.3 million compared to cash provided by operations of $9.3 million for the first six months of fiscal 1996. In both 1997 and 1996, cash provided by net income and depreciation was partially offset by an increase in working capital of $12.1 million and $6.8 million, respectively.

Capital expenditures were $18.0 million and $27.5 million for the six-month period of fiscal 1997 and 1996, respectively. At March 2, 1997, the Company had $7.7 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Long-term debt was 29.1 percent of total capital at March 2, 1997, and 30.2 percent at August 31, 1996. The current portion of debt increased $13.1 million at March 2, 1997 due to borrowings against short-term credit lines to partially finance the increase in working capital.

The Company may borrow up to $60 million under a Revolving Credit Agreement which expires April 1, 2000. In addition, the Company maintains bank lines of credit of $25 million. At March 2, 1997, there were no borrowings under the Revolving Credit Agreement and $13.1 million was outstanding under the bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

Contingencies
-------------

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are described in detail in the Commitments and Contingencies note to the consolidated condensed financial statements. At March 2, 1997, the Company had accrued reserves of $2.0 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

                          AMCAST INDUSTRIAL CORPORATION

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------
Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1996.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

a) The annual meeting of shareholders of Amcast Industrial Corporation was held on December 17, 1996.

b) At the annual meeting, shareholders voted on and approved two proposals. Those proposals are stated below, together with information concerning the votes cast.

    1.   Election of three directors to serve for a term of three years.

         Directors elected were James K. Baker, Earl T. O'Laughlin and R. William Van Sant.

                                     James K.                   Earl T.                   R. William
                                       Baker                   O'Laughlin                  Van Sant
                                --------------------     -----------------------    -----------------------
           Shares For                 7,478,638                   7,478,538                 7,482,238
           Shares Withheld               19,896                      19,996                    16,296
           Total                      7,498,534                   7,498,534                 7,498,534

    2. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 1997.

         Shares For                                       7,473,543
         Shares Against                                      11,254
         Shares Abstain                                      13,737
                  Total                                   7,498,534

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibit 27 - Financial Data Schedule

b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended March 2, 1997.

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

                                        AMCAST INDUSTRIAL CORPORATION
                                        -----------------------------
                                        (Registrant Company)


Date: April 14, 1997                    By: /s/J. H. Shuey
                                            -----------------------------------
                                        John H. Shuey
                                        President and Chief Executive Officer,
                                        Director
                                        (Principal Executive Officer)



Date: April 14, 1997                    By: /s/D. D. Watts
                                            -----------------------------------
                                        Douglas D. Watts
                                        Vice President, Finance
                                        (Principal Financial Officer)



Date: April 14, 1997                    By /s/W. L. Bown
                                           ------------------------------------
                                        William L. Bown
                                        Vice President and Controller
                                        (Principal Accounting Officer)