Form 10-Q
period 1997-06-01
AMCAST INDUSTRIAL CORP
filed 1997-07-14
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

     (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    -----                  SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 1, 1997                Commission File Number 1-9967
                                                                         ------



             A M C A S T  I N D U S T R I A L  C O R P O R A T I O N
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                                  31-0258080
-------------------------------                              ------------------
  (State of Incorporation)                                    (I.R.S. Employer
                                                             Identification No.)

7887 Washington Village Drive, Dayton, Ohio                       45459
-------------------------------------------                     ----------
(Address of principal executive offices)                        (Zip Code)

                            (Area Code 937) 291-7000
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Number of Common Shares outstanding, no par value, as of June 1, 1997 - 8,682,412 shares.

                          AMCAST INDUSTRIAL CORPORATION

                                    I N D E X
                                    ---------

PART I - FINANCIAL INFORMATION                                                         PAGE NO.
         ---------------------                                                         --------

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial                            3
                 Condition - June 1, 1997 and August 31, 1996

                 Consolidated Condensed Statements of Income -                             4
                 for the Quarter and Nine Months  Ended June 1, 1997
                 and June 2, 1996

                 Consolidated Condensed Statements of Retained Earnings -                  4
                 for the Quarter and Nine Months Ended June 1, 1997
                 and June 2, 1996

                 Consolidated Condensed Statements of Cash Flows -                         5
                 for the Nine Months Ended June 1, 1997 and
                 June 2, 1996

                 Notes to Consolidated Condensed Financial Statements                    6-8

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                    9-11

PART II - OTHER INFORMATION
          -----------------

      Item 1 - Legal Proceedings                                                          12

      Item 6 - Exhibits and Reports on Form 8-K                                           12

SIGNATURES                                                                                13

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)
                                   (unaudited)

                                                                 June 1        August 31
ASSETS                                                            1997            1996
------                                                         ----------      ---------

Current Assets
    Cash and cash equivalents                                  $     778       $   5,413
    Accounts receivable                                           57,949          50,407
    Inventories:
        Finished products                                         27,584          21,049
        Work-in-process                                           12,691          13,389
        Raw materials and supplies                                12,266          10,583
                                                               ---------       ---------
                                                                  52,541          45,021
    Other current assets                                          11,694           8,380
                                                               ---------       ---------
        Total current assets                                     122,962         109,221

Property, Plant and Equipment                                    270,353         245,001
    Less allowances for depreciation                            (118,541)       (106,395)
                                                               ---------       ---------
                                                                 151,812         138,606

Other Assets                                                      20,629          21,390
                                                               ---------       ---------
                                                               $ 295,403       $ 269,217
                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
    Accounts payable                                           $  38,872       $  30,750
    Short-term borrowings and
        current portion of long-term debt                          9,808           1,105
    Accrued expenses, compensation and
        related items and other current liabilities               18,334          19,592
                                                               ---------       ---------
        Total current liabilities                                 67,014          51,447

Long-Term Debt--less current portion                              62,675          58,783
Deferred Income Taxes                                             13,280          12,126
Deferred Liabilities                                               8,152          10,697

Shareholders' Equity
    Preferred shares, without par value:
        Authorized--1,000,000 shares
        Issued--None
    Common shares, at stated value:
        Authorized--15,000,000 shares
        Issued--8,682,412 shares
          (8,618,491 at August 31, 1996)                           8,682           8,618
    Capital in excess of stated value                             66,202          65,003
    Retained earnings                                             69,398          62,543
                                                               ---------       ---------
                                                                 144,282         136,164
                                                               ---------       ---------
                                                               $ 295,403       $ 269,217
                                                               =========       =========



See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                 (dollars in thousands except per share amounts)
                                   (unaudited)

                                            Three Months Ended            Nine Months Ended
                                        ------------------------      ------------------------
                                         June 1         June 2         June 1         June 2
                                          1997           1996           1997           1996
                                        ---------      ---------      ---------      ---------

Consolidated Condensed Statements
---------------------------------
of Income
---------

Net sales                               $ 106,223      $  87,566      $ 288,346      $ 255,827
Cost of sales                              88,109         71,311        235,603        205,563
                                        ---------      ---------      ---------      ---------

    Gross profit                           18,114         16,255         52,743         50,264
Selling, general and administrative
expenses                                   10,008         10,832         30,628         31,840
                                        ---------      ---------      ---------      ---------

    Operating income                        8,106          5,423         22,115         18,424
Equity in (loss) income of joint
    venture and other income, net            (239)            45         (2,356)           236
Interest expense                            1,311            925          3,561          1,738
                                        ---------      ---------      ---------      ---------

    Income before income taxes              6,556          4,543         16,198         16,922
Income taxes                                2,262          1,611          5,685          6,018
                                        ---------      ---------      ---------      ---------

    Net Income                          $   4,294      $   2,932      $  10,513      $  10,904
                                        =========      =========      =========      =========

Consolidated Condensed Statements
---------------------------------
of Retained Earnings
--------------------

Beginning retained earnings             $  66,338      $  56,999      $  62,543      $  51,474
Net income                                  4,294          2,932         10,513         10,904
Dividends                                  (1,216)        (1,206)        (3,637)        (3,618)
Other                                         (18)             2            (21)           (33)
                                        ---------      ---------      ---------      ---------

    Ending Retained Earnings            $  69,398      $  58,727      $  69,398      $  58,727
                                        =========      =========      =========      =========


Per Share Information
---------------------

Net income per share                    $     .50      $     .34      $    1.22      $    1.27
                                        =========      =========      =========      =========

Dividends declared per share            $     .14      $     .14      $     .42      $     .42
                                        =========      =========      =========      =========

Dividends paid per share                $     .14      $     .14      $     .42      $     .42
                                        =========      =========      =========      =========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                         Nine Months Ended
                                                                         -----------------
                                                                   June 1               June 2
                                                                    1997                 1996
                                                                 ----------           ----------

Operating Activities:
    Net income                                                   $   10,513           $   10,904
    Depreciation                                                     15,411               13,559
    Deferred liabilities                                             (1,391)                (428)

    Changes in assets and liabilities:
        -  Receivables                                               (7,542)              (5,380)
        -  Inventories                                               (7,520)               1,433
        -  Accounts payable                                           8,122               (6,005)
        -  Other                                                     (4,572)               1,373
                                                                 ----------           ----------
       Net Cash Provided By Operating Activities                     13,021               15,456

Investing Activities:
    Additions to property, plant, and equipment                     (28,022)             (39,220)
    Contribution to joint venture                                    (3,226)              (1,266)
    Other                                                             3,392               (3,108)
                                                                 ----------           ----------
       Net Cash Used By Investing Activities                        (27,856)             (43,594)

Financing Activities:
    Additions to long-term debt                                       5,000               50,000
    Reduction in long-term debt                                      (1,108)             (20,904)
    Short-term borrowings and current
        portion of long-term debt                                     8,703                2,440
    Dividends                                                        (3,637)              (3,618)
    Other                                                             1,242                  768
                                                                 ----------           ----------
       Net Cash Provided By Financing Activities                     10,200               28,686
                                                                 ----------           ----------

Net change in cash and cash equivalents                              (4,635)                 548

Cash and cash equivalents at beginning of period                      5,413                1,286
                                                                 ----------           ----------

Cash and Cash Equivalents at End of Period                       $      778           $    1,834
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

Note B - Accounts Receivable
----------------------------

Accounts receivable are stated net of allowances for doubtful accounts of $273 at June 1, 1997 and $233 at August 31, 1996.

Note C - Inventories
--------------------

Certain inventories are presented net of the appropriate LIFO reserve.

Note D - Other Assets
---------------------

The major components are:

                                                                   June 1      August 31
                                                                    1997         1996
                                                                   -------      -------

      Assets held for sale                                         $ 3,330      $ 3,425
      Investment in joint venture                                   10,278        9,639
      Other assets                                                   7,021        8,326
                                                                   -------      -------

                                                                   $20,629      $21,390
                                                                   =======      =======


Note E - Long-Term Debt
-----------------------

The following table summarizes the Company's borrowings:

                                                                   June 1      August 31
                                                                    1997          1996
                                                                   -------      -------

      Senior notes                                                 $52,625      $53,500
      Lines of credit - notes payable                               13,700
      Industrial revenue bonds                                       6,158        6,388
                                                                   -------      -------
      Total Obligations                                             72,483       59,888

      Less short-term borrowings and current
         portion of long-term debt                                   9,808        1,105
                                                                   -------      -------

                                                                   $62,675      $58,783
                                                                   =======      =======

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)

Note F - Commitments and Contingencies
--------------------------------------

At June 1, 1997, the Company has committed to capital expenditures of $5.5 million, primarily for the Engineered Components segment.

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

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At June 1, 1997, the Company's accrued undiscounted reserve for such contingencies was $1.9 million.

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

Note G - Income Taxes
---------------------

The estimated effective tax rate was 34.5% and 35.5% for the third quarter of fiscal 1997 and 1996, and 35.1% and 35.6% for the nine months of 1997 and 1996, respectively.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (dollars in thousands except share amounts)
                                   (unaudited)

Note H - Net Income Per Share
-----------------------------

For the third quarter of 1997 and 1996, the weighted average number of common shares used to calculate net income per share was 8,666,039 and 8,615,662, and for the first nine months of 1997 and 1996 was 8,646,910 and 8,601,888, respectively.

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

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results
-----------------

Net sales of $106.2 million for the third quarter ended June 1, 1997 increased $18.7 million, up 21.3% from the prior year third quarter. Flow Control Products' sales of $41.6 million were equal to the prior year. Engineered Components' sales were $64.7 million, up $18.5 million from $46.2 million a year earlier. For the first nine months of fiscal 1997, net sales were $288.3 million, up 12.7% from the comparable prior year period. Flow Control Products' sales rose 2.1% to $120.3 million while Engineered Components' sales increased 21.8% to $168.1 million primarily due to higher volumes.

Gross profit for the third quarter of fiscal 1997 and 1996 was $18.1 million and $16.3 million, respectively. Gross profit as a percent of sales for the third quarter of 1997 was 17.1% compared to 18.6% in 1996. Gross profit for the first nine months of fiscal 1997 increased to $52.8 million from $50.3 million due to higher sales. As a percent of sales, the year-to-date gross profit was 18.3% compared to 19.6% for the prior year. This decrease is primarily due to a $3.5 inventory write-down at the Company's Amcast Precision unit in the second quarter.

Selling, general and administrative expenses for the third quarter of $10.0 million were down $.8 million from the prior year third quarter. Year-to-date selling, general and administrative expenses, as a percent of sales, were 10.6%, down from 12.4%, due to reduced spending levels and higher sales volume.

Operating income increased $2.7 million to $8.1 million in the third quarter due to higher sales. Third quarter operating income in 1996 was negatively impacted by a work stoppage at an automotive customer. Year-to-date operating income increased 20.0% to $22.1 million due to higher sales volumes and lower selling, general and administrative expenses.

The equity in the loss of the Company's joint venture with Izumi Industries, Casting Technology Company was reduced to $0.2 million in the third quarter as product launch costs experienced earlier in 1997 were reduced through improved productivity and cost reductions.

For the third quarter of fiscal years 1997 and 1996, interest expense was $1.3 million and $.9 million, respectively. Interest expense increased in the third quarter compared to the prior year as business expansion projects were placed in service and interest costs, which were previously capitalized, are now charged to operations. Current year-to-date interest expense is $3.6 million compared to $1.7 million in fiscal 1996. The increase is primarily due to lower interest capitalization.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

Results by Business Segment (unaudited)
---------------------------------------
(dollars in thousands)

                                               Three Months Ended             Nine Months Ended
                                          -------------------------       -------------------------
                                            June 1         June 2          June 1          June 2
                                             1997           1996            1997            1996
                                          ---------       ---------       ---------       ---------

Net Sales
---------

    Flow Control Products                 $  41,570       $  41,371       $ 120,266       $ 117,806
    Engineered Components                    64,653          46,195         168,080         138,021
                                          ---------       ---------       ---------       ---------

                                          $ 106,223       $  87,566       $ 288,346       $ 255,827
                                          =========       =========       =========       =========

Income Before Income Taxes
--------------------------

    Flow Control Products                 $   5,619       $   6,031       $  19,071       $  18,098
    Engineered Components                     3,917           1,439           8,016           5,766
    Corporate Expense                        (1,430)         (2,047)         (4,972)         (5,440)
    Equity in (loss) income of joint
       venture and other income, net           (239)             45          (2,356)            236
    Interest Expense                         (1,311)           (925)         (3,561)         (1,738)
                                          ---------       ---------       ---------       ---------

                                          $   6,556       $   4,543       $  16,198       $  16,922
                                          =========       =========       =========       =========

Sales in the Flow Control segment were $41.6 million in the third quarter of 1997 compared to $41.4 million a year earlier while operating income eased to $5.6 million compared to $6.0 million in the third quarter of 1996. Changes in product mix coupled with lower prices for copper reflected in product selling prices, and softness in selected markets were the primary causes of the reduction in operating income.

Sales in the Engineered Components segment increased from $46.2 million in the third quarter of 1996 to $64.7 million in the current quarter, while operating income rose from $1.4 million to $3.9 million. Sales volumes of aluminum wheels, brake, chassis, and suspension components all increased, resulting in improved operating income. The third quarter of 1996 was negatively impacted by an eighteen day work stoppage by the Company's largest customer, General Motors.

Capital Resources and Liquidity
-------------------------------

For the first half of fiscal 1997, net cash provided by operations was $13.0 million compared to cash provided by operations of $15.5 million for the first nine months of fiscal 1996. In both 1997 and 1996, cash provided by net income and depreciation was partially offset by an increase in working capital of $11.5 million and $8.6 million, respectively.

                          AMCAST INDUSTRIAL CORPORATION

PART I - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

Capital Resources and Liquidity (continued)
-------------------------------------------

Capital expenditures were $28.0 million and $39.2 million for the nine-month period of fiscal 1997 and 1996, respectively. At June 1, 1997, the Company had $5.5 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Long-term debt was 30.3% of total capital at June 1, 1997, and 30.2% at August 31, 1996. The current portion of debt increased $8.7 million at June 1, 1997 due to borrowings against short-term credit lines to partially finance the increase in working capital.

The Company may borrow up to $60 million under a Revolving Credit Agreement which expires April 1, 2000. In addition, the Company maintains bank lines of credit of $25 million. At June 1, 1997, $5.0 million was outstanding under the Revolving Credit Agreement and $8.7 million was outstanding under the bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

Contingencies
-------------

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are described in detail in the Commitments and Contingencies note to the consolidated condensed financial statements. At June 1, 1997, the Company had accrued reserves of $1.9 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

                          AMCAST INDUSTRIAL CORPORATION

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1996.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibit 27 - Financial Data Schedule

b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended June 1, 1997.

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

                                          AMCAST INDUSTRIAL CORPORATION
                                          -----------------------------
                                          (Registrant Company)

Date: July 14, 1997                       By: /s/J. H. Shuey
                                              ----------------------------------
                                          John H. Shuey
                                          President and Chief Executive Officer,
                                          Director
                                          (Principal Executive Officer)

Date: July 14, 1997                       By: /s/D. D. Watts
                                              ----------------------------------
                                          Douglas D. Watts
                                          Vice President, Finance
                                          (Principal Financial Officer)

Date: July 14, 1997                       By /s/W. L. Bown
                                              ----------------------------------
                                          William L. Bown
                                          Vice President and Controller
                                          (Principal Accounting Officer)