Form 10-K405
period 1997-08-31
AMCAST INDUSTRIAL CORP
filed 1997-11-24
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1997          Commission file number 1-9967

                          AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                OHIO                                    31-0258080
-------------------------------------      -------------------------------------
      (State of Incorporation)                       (I.R.S. employer
                                                    identification no.)

7887 Washington Village Drive, Dayton, Ohio                          45459
--------------------------------------------------------------------------------
             (Address of principal executive officers)             (Zip Code)

                                 (937) 291-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or in information statements incorporated by reference in Part I, II, and IV of this Form 10K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of common shares, no par value, held by non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of October 24, 1997--$225,505,367.

     Number of common shares outstanding, no par value, as of October 24, 1997-- 9,185,499 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV--Portions of Annual Report to Shareholders for the year ended August 31, 1997.

     Part III--Portions of Proxy Statement for the Annual Meeting of Shareholders to be held on December 18, 1997 filed November 12, 1997.

     Index to exhibits at page 14 of this report.

                                     PART I
                                     ------


ITEM 1 - BUSINESS
-----------------

       Amcast Industrial Corporation, an Ohio corporation organized in 1869, and its subsidiaries (called collectively "Amcast" or the "Company") are engaged in the business of producing fabricated metal products, valves and controls, and cast and tubular metal products, in a variety of shapes, sizes, and metals for sale to end users directly and through sales representatives and distributor organizations and to original equipment manufacturers. The Company serves four major sectors of the economy: automotive, construction, industrial, and aerospace. Manufacturing facilities are located in six states, primarily in the eastern half of the United States. On August 19, 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. and its subsidiaries ("Speedline"), a major European manufacturer located in Italy serving the automotive original equipment market. See "Engineered Components" below.

       The Company operates in two business segments--1) Flow Control Products and (2) Engineered Components. Information concerning the net sales, operating profit and identifiable assets of each segment for years 1995 through 1997 appears under "Business Segments" in the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended August 31, 1997. Such information is incorporated herein by reference and is filed as Exhibit 13.1, page 52 of this report. Consolidated export sales were $30.9 million, $25.6 million, and $25.4 million in 1997, 1996, and 1995, respectively. Sales and operating profits by foreign manufacturing operations were not material.


FLOW CONTROL PRODUCTS
---------------------

       The Flow Control Products segment (Flow Control) includes the business of the Superior Valve division (Superior Valve), Elkhart Products Corporation (Elkhart), Flagg Brass Inc., and Amcast Industrial Ltd. Superior Valve manufactures valves and accessories used in air conditioning and refrigeration systems, and compressed gas cylinder valves for the welding, specialty, carbonic, and medical gas industries. Elkhart produces wrot copper fittings for use in residential and commercial water systems and markets brass pipe fittings. Flagg Brass produces brass pipe fittings for the marine and industrial markets. Amcast Industrial Ltd. is the common Canadian marketing arm for Amcast's Flow Control segment manufacturing units.

       The Company's Flow Control business is a leading supplier of pipe fittings for the industrial, commercial, and residential construction markets, valves utilized in air conditioning and refrigeration systems, and industrial compressed gas applications. These products are sold through distributors and wholesalers. Shipments are primarily made by truck from Company locations directly to customers. The competition is comprised of a number of manufacturers of parts for air conditioning, refrigeration, and plumbing systems, and valves and controls. The Company believes that competition in this segment is based on a number of factors including product quality, service, delivery, and value.

       The Company is one of three major suppliers of copper and brass fittings to the North American commercial and residential plumbing markets. Flow Control sales of copper plumbing fittings amounted to $115.8 million, $113.4 million, and $112.5 million in 1997, 1996, and 1995, respectively. Products are sold primarily through plumbing wholesalers, retail hardware stores and home centers and to original equipment manufacturers and replacement parts distributors in the air conditioning and commercial refrigeration business. Competition is based on service levels, pricing and breadth of product offering. The Company's prime competitors are Mueller Industries, Inc., a publicly owned company listed on the New York Stock Exchange, and NIBCO Inc., a privately held company headquartered in Elkhart, Indiana. Both Mueller Industries, Inc. and NIBCO Inc. may have total financial resources greater than the Company's.

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

ENGINEERED COMPONENTS
---------------------

       The Engineered Components segment produces cast and fabricated metal products principally for sale to original equipment manufacturers in the transportation, construction, air conditioning, refrigeration, and aerospace industries. The Company's manufacturing processes involve the melting of raw materials for casting into metal products having the configuration, flexibility, strength, weight, and finish required for the customer's end use. The Company also custom fabricates copper and aluminum tubular parts. The Company manufactures products on a high-volume, medium-volume, and specialized basis and its metal capabilities include aluminum, steel, magnesium, brass, and copper. Products manufactured by the North American operations of this segment include castings for suspension, air conditioning and anti-lock braking systems, master cylinders, differential carriers, brake calipers and cast aluminum wheels for use on automobiles and light trucks, and parts for use in heating and air conditioning systems. The Company also designs and manufactures close-tolerance aluminum and specialty steel investment castings and related items for sale to aviation and aerospace companies. Delivery is mostly by truck from Amcast locations directly to customers.

       Principal products manufactured by Speedline include aluminum and magnesium wheels for passenger cars. Speedline also manufacturers racing wheels, aftermarket wheels, truck wheels, hubs and caps, industrial vehicle wheels, modular wheels, and motorcycle wheels. Refer to "Acquisition" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 1997, Exhibit 13.1, page 40 herein, for additional information related to the Speedline acquisition.

       The Company is not solely dependent on a single customer; however, a significant portion of the Company's Engineered Components business is directly or indirectly dependent on the major automobile manufacturers. The Company's net sales to various divisions of General Motors Corporation were $139.7 million, $114.5 million, and $120.1 million for 1997, 1996, and 1995, respectively. No other customer accounted for more than 10% of consolidated sales.

       The Company is a leading supplier of aluminum automotive components and aluminum wheels for automotive original equipment manufacturers in North America. With the acquisition of Speedline, the Company is also a leading supplier of aluminum, magnesium, and alloy wheels and hubcaps and other products for automotive original equipment manufacturers in Europe. Competition in the automotive components industry is global with numerous competitors. The basis of competition is generally design and engineering capability, price and quality.

       There are approximately 25 competitors in the aluminum automotive component business serving the North American market. Principal competitors include Alcoa, CMI International Inc., A-CMI, Stahl Specialty Company, Reliable Castings Corporation and Kaiser Aluminum Corp., a subsidiary of MAXXAM Inc., some of which have significantly greater financial resources than the Company.

------------------------------

       There are approximately 18 producers of aluminum wheels which service the North American market. The largest of these are Superior Industries International, Inc. and Hayes Lemmerz International, Inc.. The next tier of suppliers includes the Company, Reynolds Metals Company, Alcoa and Enkie America Inc. Some of the Company's competitors in the aluminum wheel business have significantly greater financial resources than the Company.

       There are approximately 15 competitors in the aluminum and magnesium automotive wheel business serving the European market. Principal competitors include Hayes Lemmerz International, Inc., Ronal, ATS, and Alloy Wheels International (AWI), some of which may have significantly greater financial resources than the Company.

       The Company's non-aerospace business of the Engineered Components segment is on a "blanket" order basis and is generally based on supplying all of the customer's annual requirements for a particular part. Customers issue firm releases and shipping schedules each month against their blanket orders depending on their current needs. As a result, order backlog varies from month to month and is not considered firm beyond a 30-day period. Amcast believes that price, product quality, and delivery are the principal bases of competition within the industry.

       The order backlog of the aerospace business was $20.6 million at August 31, 1997, and $11.2 million at August 31, 1996. The backlog at August 31, 1997, is expected to result in revenue of $13.9 million during 1998.

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

       Aluminum and copper are basic commodities traded in international markets. Changes in aluminum and copper costs are generally passed through to the customer. In North America, changes in the cost of aluminum are currently passed through to the customer based on various formulas as is the custom in the segment of the automotive industry the Company serves. In Europe, changes in the cost of aluminum are currently passed through to approximately one-half of the customers based upon various formulas and through negotiated contracts with the remaining customers. Copper cost increases and decreases are generally passed through to the customer in the form of price changes as permitted by prevailing market conditions. The Company is unable to project whether these costs will increase or decrease in the future. The Company's ability to pass through any increased costs to the customer in the future will be determined by market conditions at that time.

       Amcast owns a number of patents and patent applications relating to the design of its products. While Amcast considers, in the aggregate, these patents are important to operations, it believes that the successful manufacture and sale of its products generally depend more on the Company's technological know-how and manufacturing skills.

-------------------

       Capital expenditures related to compliance with federal, state, and local environmental protection regulations for 1997 and 1998 are not expected to be material. Management believes that operating costs related to environmental protection will not have a materially adverse effect on future earnings or the Company's competitive position in the industry.

       At August 31, Amcast employed approximately 4,040 persons in 1997, 2,600 in 1996, and 2,400 in 1995.

       With the acquisition of Speedline, the percentage of the Company's consolidated net sales derived from the automotive original equipment market will increase. The automotive industry in general is cyclical and varies based on the timing of consumer purchases of vehicles and overall economic strength. Production schedules can vary significantly from quarter to quarter to meet customer demands. The company normally experiences reduced sales volume in the fourth and, to a lesser degree, the first quarter due to plant closings by original equipment manufacturers for vacations and model changeovers.

      CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

      Certain statements in this Annual Report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and estimates may differ materially from those projected, forecasted or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement, include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive industry, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive pressures in the Company's automotive and flow control segments, inherent uncertainties in connection with international operations and foreign currency fluctuations and labor relations at the Company and its customers.

ITEM 2 - PROPERTIES
-------------------

The following table provides certain information relating to the Company's principal facilities as of October 24, 1997:

                                                  SQUARE
              FACILITY                            FOOTAGE                 USE
--------------------------------------            -------     ------------------------------------

Flow Control Products Segment
-----------------------------

Washington, Pennsylvania                          105,600     High and low pressure specialty
                                                              valve manufacturing plant, warehouse
                                                              sales and general offices

Elkhart, Indiana                                  222,000     Copper fittings manufacturing
                                                              plant, warehouse, and sales
                                                              and general offices

Fayetteville, Arkansas                            107,800     Copper fittings manufacturing plant


-------------------

                                                  SQUARE
              FACILITY                            FOOTAGE                 USE
--------------------------------------            -------     ------------------------------------
Burlington, Ontario Canada                         20,214     Distribution warehouse and
                                                              branch sales office for
                                                              Flow Control Products

Stowe, Pennsylvania                               250,000     Brass foundry,  machining
                                                              operations, warehouse, and
                                                              sales and general offices

Engineered Components Segment
-----------------------------

Geneva, Indiana                                   105,748     Custom fabricated copper
                                                              and aluminum tubular
                                                              products manufacturing plant

Rancho Cucamonga, California                       70,000     Aluminum and specialty steel
                                                              investment casting foundry


Cedarburg, Wisconsin                              133,000     High-volume, aluminum alloy
                                                              permanent-mold foundry

Richmond, Indiana                                  97,300     High-volume, aluminum alloy
                                                              permanent-mold foundry

Fremont, Indiana                                  139,788     Cast aluminum automotive wheels

Gas City, Indiana                                 152,000     Cast aluminum automotive wheels

Wapakoneta, Ohio                                  188,000     Cast, machined and assembled
                                                              aluminum suspension components

Southfield, Michigan                                8,840     Automotive component
                                                              sales, product development
                                                              and engineering center offices

Tabina S. Maria di Sala, Italy                    215,891     Aluminum passenger car wheels

Tabina S. Maria di Sala, Italy                     20,688     Aluminum passenger car wheels

Tabina S. Maria di Sala, Italy                     44,024     Aluminum automotive wheels

Tabina S. Maria di Sala, Italy                     16,200     Magnesium wheels for OEM,
                                                              racing, and aftermarket

Caselle S. Maria di Sala, Italy                    56,855     Light alloy wheels

Bolzano, Italy                                    196,656     Aluminum cast car wheels,
                                                              truck cast aluminum wheels

Corporate
---------

Dayton, Ohio                                       16,281     Executive and general offices

-------------------

       The land and building in Rancho Cucamonga, California are leased under a 5-year lease expiring in 2000, with two successive five year renewals at the Company's option. The Company has the option to purchase the property at the end of the lease term at an agreed upon price subject to cost of living adjustment
(COLA). The land and building in Burlington, Ontario, are leased under a 3-year lease expiring in 1998. The land in Richmond and Gas City, Indiana is leased under 99 year leases, expiring in 2091. The Corporate offices are being leased for five years expiring in 1998. The Amcast Automotive offices are being leased for five years expiring in the year 2000, with an option for a five year renewal. The Speedline S.p.A. building (20,688 square feet) is leased until 2003. The Speedline S.p.A. building (44,024 square feet) is leased for six years expiring in the year 2002, with an option for a six year renewal. The Speedline S.p.A. building (16,200 square feet) is leased until 2003. The Speedline Competition building is leased until 2001. All other properties are owned by the Company.

       A portion of the land and building at Fayetteville, Arkansas is subject to a mortgage in favor of Bank One, Dayton, NA, to secure the payment of a $5,050,000 bond issue dated December 1, 1991, and maturing December 1, 2004.

       The Company's operating facilities are in good condition and are suitable for the Company's purposes. Utilization of capacity is dependent upon customer demand. During 1997, total company-wide productive capacity utilization ranged from 76% to 88%, and averaged 83% of the Company's total capacity.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

       Refer to "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 1997, Exhibit 13.1, page 46 herein.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

       None

ITEM 4A - EXECUTIVE OFFICERS OF REGISTRANT
------------------------------------------

       John H. Shuey, age 51, has been President and Chief Executive Officer since March 1995 and a Director since March 1994. Mr. Shuey was President and Chief Operating Officer from December 1993 to March 1995. Mr. Shuey was Executive Vice President from February 1991 to December 1993. Mr. Shuey is also a director of Cooper Tire & Rubber Company.

       Thomas K. Walker, age 56, has been President of Amcast Automotive since August 1995. From 1992 to 1995, Mr. Walker was President of ITT Automotive's North American operations. Mr. Walker was also President of Allied Signal Automotive Catalyst Co. in Tulsa, Oklahoma from 1985 to 1992.

       Dennis A. Bertram, age 60, has been Senior Vice President, Amcast Automotive and Division Manager of North American Wheel Division since September 1997. Mr. Bertram was Senior Vice President, Manufacturing Strategy from February 1997 to August 1997. Mr. Bertram was also Senior Vice President, Operations of Amcast Automotive from August 1995 to January 1997. From May 1992 until July 1995, he was President and General Manager of the same group.

       Giovanni Scarlini, age 46, was appointed General Manager and Managing Director of Speedline S.p.A. upon Amcast's acquisition of Speedline in August 1997. Mr. Scarlini has been with Speedline since November 1996. From 1986 to March 1996, Mr. Scarlini occupied several management positions with CESAB, the most recent being General Manager.

       Michael N. Powell, age 50, has been President of the Flow Control Products Group, since May 1996. From April 1994 until May 1996, he was Vice President/General Manager of Superior Valve Company. Mr. Powell was President and Chief Operating Officer of Versa Technologies, Inc. in Racine, Wisconsin from May 1991 to December 1993. Prior to that, he was a Senior Vice President for Mark Controls Corporation in Skokie, Illinois.

       Douglas D. Watts, age 52, has been Vice President, Finance since August 1994. From 1987 to August 1994 Mr. Watts held various financial management positions with General Cable Corporation, of which the most recent post was Vice President and Controller. Prior to that, he was Vice President, Finance and Chief Financial Officer of LCP Chemicals and Plastics Inc., Edison, New Jersey.

       Dean Meridew, age 43, has been Vice President, Amcast Europe since September 1997. From June 1992 to September 1997, he was Division Manager for the Company's North American wheel operations. Prior to that, Mr. Meridew was operations manager and engineering manager within the Company's North American wheel operations since January 1985.

       William L. Bown, age 51, has been Vice President, Finance, Amcast Europe since November 1997. From June 1992 to November 1997, he was Vice President and Controller of the Company. Prior to that, Mr. Bown was Controller of Worthington Industries, Inc. in Columbus, Ohio.

       Denis G. Daly, age 55, has been Vice President, General Counsel and Secretary, since January 1990. From January 1988 to December 1989, he worked in private practice at the law firm of Thompson, Hine, and Flory. From August 1982 to January 1988, he was Vice President, General Counsel and Secretary at Day International (Dayco) in Dayton.

---------------------------------------------------

       Robert C. Collevechio, age 45, has been Vice President, Human Resources, since September 1996. From 1992 to 1996, he was Director of Human Resources for the North American operations of Carrier Corporation.

       James R. Van Wert, Jr., age 39, has been Vice President, Technology since June 1997. Prior to that, Mr. Van Wert was with the Aluminum Company of America (ALCOA), in numerous capacities. His last position was Director of Technology, Forging & Casting, focusing primarily on the automotive industry.

       Myron E. Frye, age 58, has been Vice President of Purchasing since November 1992. From March 1983 to November 1992, he was President of Purchasing/Materials Group, Inc. in Naperville, Illinois.

       Michael R. Higgins, age 51, has been Treasurer since January 1987.

       Officers of Amcast are elected at the Board of Directors' first meeting following the annual meeting of shareholders and hold office until the first meeting of the board following the next Annual Meeting of Shareholders.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

       Amcast common stock is listed on the New York Stock Exchange, ticker symbol AIZ. As of August 31, 1997, there were 9,177,455 of the Company's common shares outstanding, and there were approximately 6,100 shareholders of Amcast's common stock, including shareholders of record and the Company's estimate of beneficial holders.

                                              Range of Stock
                                                  Prices
                                          ------------------------             Dividends
                                             High          Low                 Per Share
                                             ----          ---                 ---------

1997
----
              First Quarter               $  25 3/4    $  17 5/8                  $  .14
              Second Quarter                 25 7/8       22 1/4                     .14
              Third Quarter                  26 1/8       21 1/4                     .14
              Fourth Quarter                 27 1/2       23 15/16                   .14

1996
----
              First Quarter               $  20 1/8    $  16 7/8                  $  .14
              Second Quarter                 19 3/8       17 1/2                     .14
              Third Quarter                  20 1/4       16 3/8                     .14
              Fourth Quarter                 20 1/4       17                         .14

       Refer to "Long-Term Debt and Credit Arrangements" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 1997, Exhibit 13.1, pages 42-43 herein for other information required by this item.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

       The information required by this item is incorporated by reference to "Selected Data" of the Company's Annual Report to Shareholders for the year ended August 31, 1997, Exhibit 13.1, page 28 herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

       The information required by this item is incorporated by reference to "Management's Discussion of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended August 31, 1997,
Exhibit 13.1, pages 29 - 32 herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

       The information required by this item is incorporated by reference to "Consolidated Financial Statements and Notes to Consolidated Financial Statements", together with the report thereon of Ernst & Young LLP and "Quarterly Financial Data (Unaudited)" of the Company's Annual Report to Shareholders for the year ended August 31, 1997, Exhibit 13.1, pages 33 - 53 herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

       None

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

       The information required by this item relating to directors of the Company is incorporated herein by reference to that part of the information under "Election of Directors" beginning on page 2 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 18, 1997. Information concerning executive officers of the Company appears under "Executive Officers of Registrant" at Part I, pages 8 and 9, of this Report.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

       The information required by this item is incorporated herein by reference to "Executive Compensation" on pages 6 through 12 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 18, 1997.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

       The information required by this item is incorporated herein by reference to "Security Ownership of Directors, Nominees and Officers" on page 5 and "Security Ownership of Certain Beneficial Owners" on page 14 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 18, 1997.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

       The information required by this item is contained on pages 9 and 12 in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 18, 1997, which is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)      Documents filed as part of this report.

1.       Financial statements:

             The following financial statements of Amcast Industrial Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 1997, are incorporated by reference at
             Item 8 of this report.

             Consolidated Statements of Income Years Ended August 31, 1997,
                      1996, and 1995.

             Consolidated Statements of Financial Condition August 31, 1997 and
                      1996.

             Consolidated Statements of Shareholders' Equity Years Ended August
                      31, 1997, 1996 and 1995.

             Consolidated Statements of Cash Flows Years Ended August 31, 1997,
                      1996, and 1995.

             Notes to Consolidated Financial Statements

             Report of Independent Auditors


2. Consolidated financial statement schedule:

               Schedule                                                                            Page Number
                Number                           Description                                       In This Report
               --------        ------------------------------------------------------------        --------------

                   II          Valuation and Qualifying Accounts and Reserves - August 31,
                               1997, 1996, and 1995                                                       13

             All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.       Exhibits - See Index to Exhibits (page 14 hereof).

4. Reports on Form 8-K - During the fourth quarter ended August 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of November 1997.

                                                AMCAST INDUSTRIAL CORPORATION
                                                (Registrant)

                                            By  /s/John H. Shuey
                                                -------------------------------
                                                John H. Shuey
                                                President and
                                                Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

        Signature                                  Title                               Date
------------------------                -----------------------------           -----------------

/s/John H. Shuey                        President, Chief Executive              November 24, 1997
----------------------                  Officer, Director
John H. Shuey                           (Principal Executive Officer)


/s/Douglas D. Watts                     Vice President, Finance                 November 24, 1997
-------------------                     (Principal Financial and
Douglas D. Watts                         Accounting Officer)

*Leo W. Ladehoff                        Chairman of the Board,
                                        Director                                November 24, 1997
*James K. Baker                         Director                                November 24, 1997
*Walter E. Blankley                     Director                                November 24, 1997
*Peter H. Forster                       Director                                November 24, 1997
*Ivan W. Gorr                           Director                                November 24, 1997
*Earl T. O'Loughlin                     Director                                November 24, 1997
*William G. Roth                        Director                                November 24, 1997
*R. William Van Sant                    Director                                November 24, 1997

       *The undersigned John H. Shuey, by signing his name hereto, does sign and execute this annual report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

                                                   By  /s/John H. Shuey
                                                       -------------------------
                                                       John H. Shuey
                                                       Attorney in Fact

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                ($ In Thousands)



                                                                        Additions
                                                            --------------------------------
                                                 Balance     Charged to        Charged to
                                                Beginning     Costs and          Other                            Balance at
                        Description             of Period     Expenses          Accounts        Deductions       End of Period
-----------------------------------------------------------------------------------------------------------------------------------

Deducted From Asset Accounts

     Reserves for unrealized
     losses on properties and
     other assets held for sale:

         Year ended August 31, 1997        $    3,071                                         $      (253)(1)      $   2,818
         Year ended August 31, 1996        $    3,071                                                              $   3,071
         Year ended August 31, 1995        $    3,073                      $   1,136(2)       $    (1,138)(3)      $   3,071


(1) Write off of assets against reserve.
(2) Revised estimate of unrealized loss on sale of assets.
(3) Loss on sale of assets.

                                INDEX OF EXHIBITS

Exhibit                                                                                      Located at
Number                                 Description                                          Numbered Page
--------          --------------------------------------------------------------            -------------

    3             ARTICLES OF INCORPORATION AND BY-LAWS:

                  3.1  Articles of Incorporation of Amcast Industrial
                       Corporation, incorporated by reference from Form 10-K for the year ended August 31, 1996.

                  3.2 Code of Regulations of Amcast Industrial Corporation, incorporated by reference from Form 10-K for the year ended August 31, 1996.

     4            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                  HOLDERS, INCLUDING INDENTURES:

                  4.1   $200,000,000 revolving credit agreement between Amcast
                        Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 8-K filed September 3, 1997.

                  4.2   Loan Agreement between the City of Elkhart, Indiana,
                        and Elkhart Products Corporation, dated as of February
                        1, 1988, for $2,050,000, Economic Development
                        Revenue Refunding Bonds, Series 1988, .                                    +

                  4.3   $10,000,000 Senior Note Agreement between Amcast
                        Industrial Corporation and Principal Mutual Life
                        Insurance Company dated September 1, 1989, as amended, incorporated by reference from Form 10-K for the year ended August 31, 1996.

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

                           -----------------

Exhibit                                                                                      Located at
Number                                 Description                                          Numbered Page
--------          --------------------------------------------------------------            -------------

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

                  4.9   Amendment Agreement, dated January 5, 1996, to the
                        $25,000,000 Credit and Intercreditor Agreement between
                        Casting Technology Company and National Bank of Detroit and The Asahi Bank, Ltd., dated July 28, 1995, incorporated by reference from Form 10-K for the year ended August 31, 1996.

                  4.10  Amendment Agreement, dated May 31,1996, to the
                        $25,000,000 Credit and Intercreditor Agreement between
                        Casting Technology Company and National Bank of Detroit
                        and The Asahi Bank, Ltd., dated July 28,1995, and amended
                        Guarantee Agreement which increased Amcast's guarantee
                        to $21,000,000 of the revised credit amount of $35,000,000, incorporated by reference from Form 10-K for the year
                        ended August 31, 1996.

                  4.11  Amendment Agreement dated January 28, 1997, to the
                        credit and intercreditor agreement between Casting
                        Technology Company and National Bank of Detroit, aka
                        NBD Bank, and the Asahi Bank, Ltd., dated July 28,
                        1995, and Amended Guaranty Agreement which increased
                        Amcast's guarantee to
                        $23,400,000 of the revised credit amount of $39,000,000.                  21

                  4.12  $50,000,000 Note Agreement between Amcast Industrial
                        Corporation and Principal Mutual Life Insurance Company and The Northwestern Mutual Life Insurance Company, dated November 1, 1995 - incorporated by reference from Form 10-K for the year ended August 31,1995.

    10            MATERIAL CONTRACTS:

                  10.1   Amcast Industrial Corporation Employee Share- builder
                         Plan effective August 26, 1987, incorporated by reference from Form 10-K for the year ended August 31, 1996.

Exhibit                                                                                      Located at
Number                                 Description                                          Numbered Page
--------          --------------------------------------------------------------            -------------

                  10.2 Amcast Industrial Corporation Annual Incentive Plan effective September 1, 1982, incorporated by reference from Form 10-K for the year ended August 31, 1996.

                  10.3   Deferred Compensation Agreement for Directors of Amcast
                         Industrial Corporation, incorporated by reference from Form 10-K for the year ended August 31, 1996.

                  10.4   Executive Agreement between Amcast Industrial
                         Corporation and Leo W. Ladehoff, Chairman of the Board and former Chief Executive Officer of the Company, dated March 3, 1995 incorporated by reference from Form
                         10-Q for the quarter ended May 28, 1995.

                 10.5    Indemnification Agreement for Directors of Amcast
                         Industrial Corporation, effective October 30, 1987, incorporated by reference from Form 10-K for the year ended August 31, 1996.

                 10.6    First Master Benefit Trust Agreement between Amcast
                         Industrial Corporation and Bank One, Dayton, NA, effective March 11, 1988, incorporated by reference from Form 10-K for the year ended August 31, 1996.

                 10.7    Amcast Industrial Corporation 1989 Stock
                         Incentive Plan, effective October 19, 1988 - as amended, effective December 9, 1992 and as amended, effective November 1, 1996 - incorporated by reference from Form 10-Q for the quarter ended February 28, 1994.

                 10.8    Amcast Industrial Corporation 1989 Director Stock
                         Option Plan, effective October 19, 1988, incorporated by reference from Form 10-K for the year ended August
                         31, 1996.

                 10.9    Amcast Industrial Corporation Change of Control
                         Agreements effective September 1, 1996, incorporated by reference from Form 10-K for the year ended August 31, 1996.

                           -----------------

Exhibit                                                                                      Located at
Number                                 Description                                          Numbered Page
--------          --------------------------------------------------------------            -------------

                 10.10 Amcast Industrial Corporation Long-Term Incentive Plan effective September 1, 1991 incorporated by reference from Form 10-K for the year ended August 31, 1992.

                 10.11   Amcast Industrial Corporation Nonqualified
                         Supplementary Benefit Plan, effective May 29, 1991 - incorporated by reference from Form 10-K for the year ended August 31, 1994.

                 10.12   Change of Control Agreement between Amcast Industrial
                         Corporation and John H. Shuey, Chief Executive Officer, effective August 14, 1995 incorporated by reference from Form 10-K for the year ended August 31,1995.

                 10.13   Share Purchase Agreement between Amcast
                         Industrial Corporation and Speedline International
                         Holding B.V., Gerance S.A., San Marco Finanziaria
                         S.p.A., Mr. Antonio Zacchello, Mr. Giancarlo
                         Zacchello, Mr. Gianni Zacchello, Mr. Franco
                         Zacchello and Ms. Graziella Zacchello,
                         effective July 18, 1997, incorporated by reference from Form 8-K filed September 3, 1997.

    13           ANNUAL REPORT TO SECURITY HOLDERS:

                 13.1    Amcast Industrial Corporation Annual Report to
                         Shareholders for year ended August 31, 1997. Those
                         portions of the Annual Report as are specifically
                         referenced under Parts I, II, and IV of
                         this report are filed herein.                                           28

    21            SUBSIDIARIES OF THE REGISTRANT:


                  Amcast Industrial Corporation has twenty-four wholly-owned subsidiaries which are included in the consolidated financial statements of the Company. Information regarding these subsidiaries is set forth below:

                  Amcast Industrial Limited
                  Jurisdiction of Incorporation:                       Ontario, Canada
                  Name Under Which Business Is Done:                   Amcast Industrial Limited

                  Elkhart Products Corporation
                  Jurisdiction of Incorporation:                       Indiana
                  Name Under Which Business Is Done:                   Elkhart Products Corporation

-----------------

Exhibit                                                                                      Located at
Number                                 Description                                          Numbered Page
--------          --------------------------------------------------------------            -------------


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

                  Amcast Automotive, Inc.
                  Jurisdiction of Incorporation:                       Michigan
                  Name Under Which Business is Done:                   Amcast Automotive, Inc.

                  Flagg Brass, Inc.
                  Jurisdiction of Incorporation:                       Ohio
                  Name Under Which Business is Done:                   Flagg Brass, Inc.

                  Amcast Casting Technologies, Inc.
                  Jurisdiction of Incorporation:                       Indiana
                  Name Under Which Business is Done:                   Amcast Casting Technologies, Inc.

                  AS International, Inc.
                  Jurisdiction of Incorporation:                       Delaware
                  Name Under Which Business is Done:                   AS International, Inc.

                  Amcast Italia S.r.l.
                  Jurisdiction of Incorporation:                       Italy
                  Name Under Which Business Is Done:                   Amcast Italia S.r.l.

                  ASW International I, B.V.
                  Jurisdiction of Incorporation:                       The Netherlands
                  Name Under Which Business is Done:                   ASW International I, B.V.

                           -----------------

Exhibit                                                                                      Located at
Number                                 Description                                          Numbered Page
--------          --------------------------------------------------------------            -------------


                  ASW International II, B.V.
                  Jurisdiction of Incorporation:                       The Netherlands
                  Name Under Which Business is Done:                   ASW International II, B.V.

                  Speedline S.p.A.
                  Jurisdiction of Incorporation:                       Italy
                  Name Under Which Business is Done:                   Speedline S.p.A.

                  Speedcast B.V.
                  Jurisdiction of Incorporation:                       The Netherlands
                  Name Under Which Business Is Done:                   Speedcast B.V.

                  Speedline Aluminia S.p.A.
                  Jurisdiction of Incorporation:                       Italy
                  Name Under Which Business Is Done:                   Speedcast Aluminia S.p.A.

                  Speedline Engineering S.p.A.
                  Jurisdiction of Incorporation:                       Italy
                  Name Under Which Business Is Done:                   Speedline Engineering S.p.A.

                  Speedline Competition S.r.l.
                  Jurisdiction of Incorporation:                       Italy
                  Name Under Which Business Is Done:                   Speedline Competition S.r.l.

                  Autolambro S.r.l.
                  Jurisdiction of Incorporation:                       Italy
                  Name Under Which Business Is Done:                   Autolambro S.r.l.

                  Alustampi S.r.l.
                  Jurisdiction of Incorporation:                       Italy
                  Name Under Which Business Is Done:                   Alustampi S.r.l.

                  Speedline UK Limited
                  Jurisdiction of Incorporation:                       England
                  Name Under Which Business Is Done:                   Speedline UK Limited

                  Speedline France S.a.r.l.
                  Jurisdiction of Incorporation:                       France
                  Name Under Which Business Is Done:                   Speedline France S.a.r.l.

                  SL Wheels, Inc.
                  Jurisdiction of Incorporation:                       Michigan
                  Name Under Which Business Is Done:                   SL Wheels, Inc.

                           -----------------

Exhibit                                                                                      Located at
Number                                 Description                                          Numbered Page
--------          --------------------------------------------------------------            -------------

    23            CONSENTS OF EXPERTS AND COUNSEL:

                  23.1   Consent of Ernst & Young LLP dated
                         November 21, 1997, with respect to the
                         incorporation by reference of
                         their report dated October 16, 1997 into this
                         Annual Report (Form 10-K), the inclusion of the
                         financial statement schedule listed in Item 14(a)(2)
                         to the financial statements covered by their report
                         dated October 16, 1997, and material incorporated by
                         reference into Amcast Industrial Corporation's
                         Post-Effective Amendment No. 1 to Registration
                         Statement No. 33-2876 on Form S-8, on Registration
                         Statements on Form S-8 (Registration Nos. 33-18690,
                         33-28080, 33-28084, 33-38176, 33-61290 and 333-00133),
                         and on Registration Statement No. 33-28075 on
                         Form S-3                                                                54

    24            POWER OF ATTORNEY:

                  24.1   Powers of attorney of persons who are indicated as
                         having executed this Annual Report Form 10-K
                         on behalf of another.                                                   55

    27            FINANCIAL DATA SCHEDULE:

                  27.1   Article 5 of Regulation S-X Financial Data Schedule
                         Form 10-K for the year ended August 31, 1997.                           63


+ Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total consolidated assets of the Company and that the Company will furnish a copy of the document to the Commission upon its request.