Form 10-Q
period 1997-11-30
AMCAST INDUSTRIAL CORP
filed 1998-01-14
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


 (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----
                          SECURITIES EXCHANGE ACT OF 1934



For the quarter ended November 30, 1997           Commission File Number 1-9967
                      -----------------                                  ------



                          AMCAST INDUSTRIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)



          Ohio                                                 31-0258080
------------------------                                   --------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

7887 Washington Village Drive, Dayton, Ohio                        45459
-------------------------------------------                    ----------------
(Address of principal executive offices)                         (Zip Code)



                                 (937) 291-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X                                       No
           -----                                        ----

Number of Common Shares outstanding, no par value, as of November 30, 1997 - 9,193,279 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 30, 1997

                                    INDEX
                                    -----




PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial              3
                 Condition - November 30, 1997 and August 31, 1997

                 Consolidated Condensed Statements of Income -               4
                 for the Three Months Ended November 30, 1997
                 and December 1, 1996

                 Consolidated Condensed Statements of Retained Earnings -    4
                 for the Three Months Ended November 30, 1997
                 and December 1, 1996

                 Consolidated Condensed Statements of Cash Flows -           5
                 for the Three Months Ended November 30, 1997
                 and December 1, 1996

                 Notes to Consolidated Condensed Financial Statements        6

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         9


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                            11

      Item 6 - Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                                  12

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)
                                   (unaudited)


                                                                November 30          August 31
ASSETS                                                              1997               1997
                                                              ---------------        --------

Current Assets
    Cash and cash equivalents                                    $  15,523         $   9,608
    Accounts receivable                                            105,261           100,589
    Inventories                                                     72,378            71,960
    Other current assets                                            20,814            21,068
                                                                 ---------         ---------
        Total current assets                                       213,976           203,225

Property, Plant and Equipment                                      367,457           357,062
    Less accumulated depreciation                                 (130,684)         (121,818)
                                                                 ---------         ---------
                                                                   236,773           235,244

Goodwill                                                            36,614            36,784
Other Assets                                                        33,206            33,665
                                                                 ---------         ---------
                                                                 $ 520,569         $ 508,918
                                                                 =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Short-term debt                                              $  10,653         $  54,038
    Current portion of long-term debt                                7,422             7,087
    Accounts payable                                                77,651            79,732
    Accrued expenses                                                32,982            36,108
                                                                 ---------         ---------
        Total current liabilities                                  128,708           176,965

Long-Term Debt--less current portion                               201,498           145,304
Deferred Income Taxes                                                8,972             8,400
Deferred Liabilities                                                20,147            20,023

Shareholders' Equity
    Preferred shares, without par value:
        Authorized--1,000,000 shares
        Issued--None
    Common shares, at stated value:
        Authorized--15,000,000 shares
        Issued 9,193,279 and 9,177,455
           shares, respectively                                      9,193             9,177
    Capital in excess of stated value                               78,758            78,484
    Foreign currency translation adjustment                            (57)
    Retained earnings                                               73,350            70,565
                                                                 ---------         ---------
                                                                   161,244           158,226
                                                                 ---------         ---------
                                                                 $ 520,569         $ 508,918
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


                                                        Three Months Ended
                                                        ------------------
                                                   November 30        December 1
                                                      1997              1996
                                                   -----------        ----------

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Net sales                                           $ 140,979         $  90,789
Cost of sales                                         118,007            71,684
                                                    ---------         ---------

       Gross profit                                    22,972            19,105
Selling, general and administrative expenses           13,267            10,290
                                                    ---------         ---------

       Operating income                                 9,705             8,815
Equity in income (loss) of joint venture
     and other income and expense                         352            (1,277)
Interest expense                                        3,468             1,123
                                                    ---------         ---------

       Income before income taxes                       6,589             6,415
Income taxes                                            2,517             2,277
                                                    ---------         ---------

       Net Income                                   $   4,072         $   4,138
                                                    =========         =========


CONSOLIDATED CONDENSED STATEMENTS OF
RETAINED EARNINGS

Beginning retained earnings                         $  70,565         $  62,543
Net income                                              4,072             4,138
Dividends                                              (1,287)           (1,208)
Other                                                                        29
                                                    ---------         ---------

       Ending Retained Earnings                     $  73,350         $  65,502
                                                    =========         =========


PER SHARE INFORMATION

Net income per share                                $     .44         $     .48
                                                    =========         =========

Dividends declared per share                        $     .14         $     .14
                                                    =========         =========

Dividends paid per share                            $     .14         $     .14
                                                    =========         =========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                           Three Months Ended
                                                           ------------------
                                                      November 30       December 1
                                                         1997              1996
                                                      -----------       ----------

Operating Activities:
    Net income                                          $  4,072         $  4,138
    Depreciation and amortization                          8,794            5,023
    Deferred liabilities                                      87              355

    Changes in assets and liabilities:
           Accounts receivables                           (1,787)           2,893
           Inventories                                       988           (4,241)
           Accounts payable                               (4,637)          (1,793)
           Other                                          (3,039)           1,148
                                                        --------         --------
       Net Cash Provided By Operating Activities           4,478            7,523

Investing Activities:
    Additions to property, plant, and equipment           (6,130)          (8,876)
    Contributions to joint venture                                         (2,026)
    Other                                                    (57)             208
                                                        --------         --------
       Net Cash Used By Investing Activities              (6,187)         (10,694)

Financing Activities:
    Additions to long-term debt                            7,300
    Reduction in long-term debt                           (1,879)            (875)
    Net short-term borrowings                              2,873            2,500
    Dividends                                             (1,287)          (1,208)
    Other                                                    233              294
                                                        --------         --------
       Net Cash Provided By Financing Activities           7,240              711

Effect of exchange rate changes on cash                      384
                                                        --------

Net change in cash and cash equivalents                    5,915           (2,460)

Cash and cash equivalents at beginning of period           9,608            5,413
                                                        --------         --------

Cash and Cash Equivalents at End of Period              $ 15,523         $  2,953
                                                        ========         ========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (dollars in thousands)
                                   (unaudited)

PREPARATION OF FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended August 31, 1997 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

On August 19, 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. (Speedline), a major European manufacturer of light-alloy wheels serving the automotive original equipment market. Accordingly, the acquisition was reflected in the August 31, 1997 fiscal year-end balance sheet, but had no material effect on fiscal 1997 operating results. Operations of Speedline are included for periods ending one month prior to the Company's fiscal quarter end in order to ensure timely preparation of the consolidated financial statements. Thus, the consolidated financial statements for the first quarter ended November 30, 1997 include financial results for Speedline for the two months of September and October 1997.


Net Income Per Share

For the first quarter of 1998 and 1997, the weighted average number of common shares used to calculate income per share was 9,184,298 and 8,624,864, respectively.


INVENTORIES

The major components of inventories are:


                                              November 30         August 31
                                                  1997              1997
                                              -----------         ---------

Finished products                             $   35,426         $  35,375
Work in process                                   21,313            22,968
Raw materials and supplies                        22,528            20,506
                                              ----------          --------
                                                  79,267            78,849
Less amount to reduce certain
      inventories to LIFO value                    6,889             6,889
                                                   -----             -----

                                              $   72,378         $  71,960
                                              ==========         =========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (dollars in thousands)
                                   (unaudited)

LONG-TERM DEBT

The following table summarizes the Company's long-term borrowings:


                                                    November 30       August 31
                                                        1997            1997
                                                    -----------       ---------

       Senior notes                                  $ 51,750        $ 52,625
       Revolving credit notes                         124,669          70,000
       Lines of credit                                  2,300
       Industrial revenue bonds                         6,158           6,158
       Other debt                                      11,887          11,710
       Capital leases                                  12,156          11,898
                                                     --------        --------
                                                      208,920         152,391
       Less current portion                             7,422           7,087
                                                     --------        --------

                                                     $201,498        $145,304
                                                     ========        ========

The Company's credit agreement, which expires in 2002, enables the Company to refinance short-term debt on a long-term basis. In December 1997, approximately $50,000 of short-term borrowings of Speedline was replaced with long-term borrowings under the Company's credit agreement. Accordingly, at November 30, 1997, the $50,000 of short-term debt was reclassified as long-term debt.

COMMITMENTS AND CONTINGENCIES

At November 30, 1997, the Company has committed to capital expenditures of $8,573, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are three Company owned properties where state supervised cleanups are expected. None of these is expected to involve material future expense. The Company believes that none of these will have a material adverse effect on its financial position or results of operations. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (dollars in thousands)
                                   (unaudited)

COMMITMENTS AND CONTINGENCIES (CONTINUED)

was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At November 30, 1997, the Company's accrued undiscounted reserve for such contingencies was $1,800.

Allied-Signal Inc. has brought an action against the Company seeking a contribution from the Company equal to 50% of Allied-Signal's estimated $30,000 remediation cost in connection with a site in southern Ohio. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it disposed of at the site. A trial in this case was completed in February of 1995, but no judgment has been rendered. The Company believes that if it has any liability at all in regard to this matter, that liability would not be material to its financial position or results of operations

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


On August 19, 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. (Speedline), a major European manufacturer of light-alloy wheels serving the automotive original equipment market. Accordingly, the acquisition was reflected in the August 31, 1997 fiscal year-end balance sheet, but had no material effect on fiscal 1997 operating results. Operations of Speedline are included for periods ending one month prior to the Company's fiscal quarter end in order to ensure timely preparation of the consolidated financial statements. Thus, the consolidated financial statements for the first quarter ended November 30, 1997 (fiscal 1998) include financial results for Speedline for the two months of September and October 1997.

RESULTS OF OPERATIONS

Net sales increased 55.3% to $141.0 million for the first quarter of fiscal 1998, primarily due to the acquisition of Speedline combined with strong North American aluminum wheel demand. The inclusion of Speedline accounted for approximately 39% of the increase in net sales, with increased volume and higher pricing contributing 13% and 3%, respectively. The Engineered Components segment (which includes Speedline) led the sales increase as sales doubled compared to the first quarter ended December 1, 1996 (fiscal 1997) while Flow Control Products sales decreased 5%.

Gross profit for the first quarter of fiscal 1998 rose 20.2% to $23.0 million from $19.1 million in fiscal 1997, largely due to the inclusion of Speedline. As a percentage of sales, gross profit decreased to 16.3% from 21.0%. The decrease in gross profit percentage reflects a change in the Company's sales mix to a higher percentage of Engineered Components product sales, including Speedline, which generally have lower gross margins than Flow Control Products.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 1998 and 1997 were $13.3 million and $10.3 million, respectively, The majority of the increase in SG&A expense results from the inclusion of Speedline. As a percentage of sales, SG&A expense decreased to 9.4% from 11.3%, primarily due to higher sales volumes in the Engineered Components segment, including Speedline, which generally have lower SG&A expense.

In the first quarter of fiscal 1998, the Company's pre-tax share of income from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was a small profit versus a loss of $1.3 million for the comparable period in fiscal 1997. A near-vertical launch of several new automotive products at CTC in fiscal 1997 resulted in significant inefficiencies and high launch-related costs associated with meeting required volumes.

As expected, interest expense in the first quarter of fiscal 1998 increased $2.3 million over the comparable period in fiscal 1997, primarily due to increased debt levels from the acquisition of Speedline. Higher debt levels in fiscal 1998 are principally the result of Speedline debt assumed and increased borrowings by the Company to finance the Speedline acquisition.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The effective tax rate was 38.2% and 35.5% for the first quarter of fiscal 1998 and 1997, respectively. This increase reflects the additional foreign tax expense resulting from the Speedline acquisition. Effective for tax years beginning on or after January 1, 1998, the Italian government instituted a change in taxation policy that had the affect of reducing the income tax rate from 53% to 41.25%. Deferred tax assets and liabilities related to the Speedline acquisition were initially measured at the rates in effect at the date of acquisition. Accounting standards require that the effect of a change in tax rates following an acquisition be included in income for the period that the rate change occurs. In the second quarter of fiscal 1998, the deferred tax balances will be adjusted to reflect this revised rate, which will reduce the foreign provision for income taxes for the quarter. The Company has not yet determined the effect of this tax rate change on its deferred tax balances.




Results by Business Segment (unaudited)
---------------------------------------
(dollars in thousands)                                  Three Months Ended
                                                        ------------------
                                                   November 30        December 1
                                                       1997              1996
                                                       ----              ----
Net Sales
---------
    Flow Control Products                           $  37,073         $  38,832
    Engineered Components                             103,906            51,957
                                                    ---------         ---------
                                                    $ 140,979         $  90,789
                                                    =========         =========
Income Before Income Taxes
--------------------------
    Flow Control Products                           $   5,193         $   6,932
    Engineered Components                               6,545             3,755
    Corporate                                          (2,033)           (1,872)
    Equity in income (loss) of joint venture
       and other income and expense                       352            (1,277)
    Interest expense                                   (3,468)           (1,123)
                                                    ---------         ---------
                                                    $   6,589         $   6,415
                                                    =========         =========

Flow Control Products segment sales were $37.1 million for the first quarter of fiscal 1998 compared to $38.8 million for the comparable period of fiscal 1997. The decrease was primarily volume driven. Operating income was $5.2 million in fiscal 1998 versus $6.9 million in fiscal 1997. Both sales and operating income were down from the prior year in the Company's copper and brass fitting product lines, due in part to a strong first quarter last year that was driven by price increases. Demand for marine fittings also was lower than the prior year period, resulting in lower operating income.

Engineered Components segment sales for the first quarter of fiscal 1998 increased to $103.9 million compared to $52.0 million in the first quarter of fiscal 1997. The doubling of sales for this segment reflects the incremental sales contributed by Speedline as well as a 25% increase in sales from increased volume. Demand for aluminum wheels in North America was particularly strong, with significant increases coming from Japanese automakers. Operating income was $6.5 million in

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

fiscal 1998 compared to $3.8 million in fiscal 1997, due to the incremental contribution of Speedline. Results at Speedline met expectations as market demand, coupled with market share gains, resulted in improved capacity utilization and operating profits.


LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of fiscal 1998, net cash provided by operations was $4.5 million compared to $7.5 million for the first quarter of fiscal 1997. In both fiscal 1998 and 1997, cash provided by net income and depreciation was partially offset by an increase in working capital requirements of $8.5 million and $2.0 million, respectively. Fiscal 1998's working capital increase reflects the reduction of liabilities as cash was used for payment of acquisition related expenses.

Net cash used by investing activities decreased to $6.2 million in the first quarter of fiscal 1998 versus $10.7 used in fiscal 1997. Significant investments were made in CTC during fiscal 1997 to support business expansion activities. Capital spending also declined, as capital expenditures were $6.1 million and $8.9 million for the first quarter of fiscal 1998 and 1997, respectively. At November 30, 1997, the Company had $8.6 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Net cash provided by financing activities totaled $7.2 million for the first quarter of fiscal 1998 compared with $.7 million for fiscal 1997. Additional borrowings in fiscal 1998 included $7.3 million under the Company's credit agreement and lines of credit and $2.9 million in net short-term borrowings. Financing activities also included long-term debt repayments of $1.9 million. Long-term debt was 55.5% of total capital at November 30, 1997 and 47.9% at August 31, 1997. The Company's credit agreement, which expires in 2002, enables the Company to refinance short-term debt on a long-term basis. In December 1997, approximately $50 million of short-term borrowings of Speedline was replaced with long-term borrowings under the Company's credit agreement. Accordingly, at November 30, 1997, the $50 million of short-term debt was reclassified as long-term debt.

The Company may borrow up to $200 million under a credit agreement that expires August 14, 2002. At November 30, 1997, the Company had unused borrowing capacity of $51.7 million, under its most restrictive debt covenant. In addition, the Company maintains bank lines of credit under which it may borrow up to $20 million. At November 30, 1997, $124.7 million, which includes the $50 million reclassification, was outstanding under the credit agreement and $2.3 million was outstanding under available bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CONTINGENCIES

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At November 30, 1997, the Company had reserves of $1.8 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

Certain statements in this Report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement, include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive industry, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive pressures in the Company's automotive and flow control segments, inherent uncertainties in connection with international operations and foreign currency fluctuations and labor relations at the Company and its customers. The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes thereto.

                          AMCAST INDUSTRIAL CORPORATION

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1997.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits

      Exhibit 27 - Financial Data Schedule *

       * Schedule submitted in electronic format only.

b) Reports on Form 8-K:

A Current Report on Form 8-K with an event date of August 19, 1997 was filed by the Company on September 3, 1997 to report the acquisition of Speedline S.p.A., a major European manufacturer of light-alloy wheels serving the automotive original equipment market. On October 13, 1997, the Company filed an Amendment to the Report on Form 8-K mentioned above to provide the required audited financial statements and pro forma financial information of the Company.

                          AMCAST INDUSTRIAL CORPORATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMCAST INDUSTRIAL CORPORATION
                                -----------------------------
                                (Registrant Company)




Date: January 14, 1998          By: /s/ J. H. Shuey
      ----------------              -------------------------
                                John H. Shuey
                                President and Chief Executive Officer,
                                Chairman of the Board
                                (Principal Executive Officer)


Date: January 14, 1998          By: /s/ D. D. Watts
      ----------------              -------------------------
                                Douglas D. Watts
                                Vice President, Finance
                                (Principal Financial and Accounting Officer)