Form 10-Q
period 1998-03-01
AMCAST INDUSTRIAL CORP
filed 1998-04-15
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


  (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -----                   SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 1, 1998               Commission File Number 1-9967
                                                                         ------



                          AMCAST INDUSTRIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                         31-0258080
    ------------------------                           ----------------
   (State of Incorporation)                            (I.R.S. Employer
                                                      Identification No.)

7887 Washington Village Drive, Dayton, Ohio                 45459
----------------------------------------------            ----------
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

Number of Common Shares outstanding, no par value, as of March 1, 1998 - 9,205,779 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 1, 1998

                                      INDEX
                                      -----




PART I - FINANCIAL INFORMATION                                                                        PAGE
                                                                                                      ----
      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial                                          3
                 Condition - March 1, 1998 and August 31, 1997

                 Consolidated Condensed Statements of Income -                                           4
                 for the Quarter and Six Months  Ended March 1, 1998
                 and March 2, 1997

                 Consolidated Condensed Statements of Retained Earnings -                                4
                 for the Quarter and Six Months Ended March 1, 1998
                 and March 2, 1997

                 Consolidated Condensed Statements of Cash Flows -                                       5
                 for the Six Months Ended March 1, 1998 and
                 March 2, 1997

                 Notes to Consolidated Condensed Financial Statements                                 6-10

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                 11-16


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                                                        17

      Item 4 - Submission of Matters to a Vote of Security Holders                                      17

      Item 6 - Exhibits and Reports on Form 8-K                                                         18

SIGNATURES                                                                                              19

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (unaudited)


                                                                 March 1         August 31
ASSETS                                                             1998            1997
                                                                ---------        ---------

Current Assets
    Cash and cash equivalents                                   $   8,960        $   9,608
    Accounts receivable                                           111,054          100,589
    Inventories                                                    80,621           71,960
    Other current assets                                           21,631           21,068
                                                                ---------        ---------
        Total current assets                                      222,266          203,225

Property, Plant, and Equipment                                    383,000          357,062
    Less accumulated depreciation                                (133,555)        (121,818)
                                                                ---------        ---------
                                                                  249,445          235,244

Goodwill                                                           59,246           36,784
Other Assets                                                       33,387           33,665
                                                                ---------        ---------
                                                                $ 564,344        $ 508,918
                                                                =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Short-term debt                                             $   9,268        $  54,038
    Current portion of long-term debt                               7,090            7,087
    Accounts payable                                               76,443           79,732
    Accrued expenses                                               48,756           36,108
                                                                ---------        ---------
        Total current liabilities                                 141,557          176,965

Long-Term Debt--less current portion                              213,338          145,304
Deferred Income Taxes                                              29,688            8,400
Deferred Liabilities                                               15,477           20,023

Shareholders' Equity Preferred shares, without par value:
        Authorized--1,000,000 shares
        Issued--None
    Common shares, at stated value:
        Authorized--15,000,000 shares
        Issued_- 9,205,779 and 9,177,455
           shares, respectively                                     9,206            9,177
    Capital in excess of stated value                              78,952           78,484
    Foreign currency translation adjustment                        (1,214)
    Retained earnings                                              77,340           70,565
                                                                ---------        ---------
                                                                  164,284          158,226
                                                                ---------        ---------
                                                                $ 564,344        $ 508,918
                                                                =========        =========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)


                                                Three Months Ended                   Six Months Ended
                                             --------------------------        --------------------------
                                              March 1          March 2          March 1          March 2
                                               1998             1997             1998              1997
                                             ---------        ---------        ---------        ---------

CONSOLIDATED CONDENSED STATEMENTS
OF INCOME

Net sales                                    $ 136,975        $  91,334        $ 277,954        $ 182,123
Cost of sales                                  115,177           75,810          233,184          147,494
                                             ---------        ---------        ---------        ---------

    Gross profit                                21,798           15,524           44,770           34,629
Selling, general and administrative
expenses                                        13,418           10,330           26,685           20,620
                                             ---------        ---------        ---------        ---------

    Operating income                             8,380            5,194           18,085           14,009
Equity in income (loss) of joint
    venture and other income (expense)             143             (840)             495           (2,117)
Interest expense                                 3,982            1,127            7,450            2,250
                                             ---------        ---------        ---------        ---------

    Income before income taxes                   4,541            3,227           11,130            9,642
Income tax (benefit) expense                      (738)           1,146            1,779            3,423
                                             ---------        ---------        ---------        ---------

    Net Income                               $   5,279        $   2,081        $   9,351        $   6,219
                                             =========        =========        =========        =========

CONSOLIDATED CONDENSED STATEMENTS
OF RETAINED EARNINGS

Beginning retained earnings                  $  73,350        $  65,502        $  70,565        $  62,543
Net income                                       5,279            2,081            9,351            6,219
Dividends                                       (1,289)          (1,213)          (2,576)          (2,421)
Other                                                               (32)                               (3)
                                             ---------        ---------        ---------        ---------

    Ending Retained Earnings                 $  77,340        $  66,338        $  77,340        $  66,338
                                             =========        =========        =========        =========


PER SHARE INFORMATION

Basic earnings per share                     $     .58        $     .24        $    1.02        $     .72
                                             =========        =========        =========        =========

Diluted earnings per share                   $     .57        $     .24        $    1.01        $     .71
                                             =========        =========        =========        =========



Dividends declared per share                 $     .14        $     .14        $     .28        $     .28
                                             =========        =========        =========        =========

Dividends paid per share                     $     .14        $     .14        $     .28        $     .28
                                             =========        =========        =========        =========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)



                                                            Six Months Ended
                                                            ----------------
                                                         March 1        March 2
                                                          1998           1997
                                                       ----------      ---------

Operating Activities:
    Net income                                         $  9,351        $  6,219
    Depreciation and amortization                        16,696           9,657
    Deferred liabilities                                 (1,750)           (467)

    Changes in assets and liabilities:
           Accounts receivable                           (7,725)         (4,625)
           Inventories                                   (2,542)         (3,871)
           Accounts payable                              (4,755)            183
           Other                                         (6,111)         (1,527)
                                                       --------        --------
    Net Cash Provided By Operating Activities             3,164           5,569

Investing Activities:
    Additions to property, plant, and equipment         (19,137)        (18,007)
    Contributions to joint venture                                       (3,226)
    Other                                                (1,632)            506
                                                       --------        --------
       Net Cash Used By Investing Activities            (20,769)        (20,727)

Financing Activities:
    Additions to long-term debt                          68,861
    Reduction in long-term debt                          (3,610)         (1,108)
    Net short-term (repayments) borrowings              (46,011)         13,103
    Dividends                                            (2,576)         (2,421)
    Other                                                   497             768
                                                       --------        --------
       Net Cash Provided By Financing Activities         17,161          10,342

Effect of exchange rate changes on cash                    (204)
                                                       --------        --------

Net change in cash and cash equivalents                    (648)         (4,816)

Cash and cash equivalents at beginning of period          9,608           5,413
                                                       --------        --------

Cash and Cash Equivalents at End of Period             $  8,960        $    597
                                                       ========        ========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts )
                                   (unaudited)

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

On August 19, 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. (Speedline), a major European manufacturer of light-alloy wheels serving the automotive original equipment market. Accordingly, the acquisition was reflected in the August 31, 1997 fiscal year-end balance sheet, but had no material effect on fiscal 1997 operating results. Operations of Speedline are included in the consolidated financial statements for periods ending one month prior to the Company's fiscal quarter end in order to ensure timely preparation of the consolidated financial statements. Thus, the consolidated financial statements for the six months ended March 1, 1998 include financial results for Speedline for the five-month period of September 1997 through January 1998.



INVENTORIES

The major components of inventories are:

                                                                           March 1          August 31
                                                                            1998               1997
                                                                         ----------          --------

Finished products                                                        $   35,874         $  35,375
Work in process                                                              25,478            22,968
Raw materials and supplies                                                   26,158            20,506
                                                                         ----------          --------
                                                                             87,510            78,849
Less amount to reduce certain
      inventories to LIFO value                                               6,889             6,889
                                                                              -----             -----

                                                                         $   80,621         $  71,960
                                                                         ==========         =========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

EARNINGS PER SHARE

In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Earnings per share amounts for all periods are presented, and where necessary, restated to give effect to the adoption of SFAS No. 128.

The following table reflects the calculations for basic and diluted earnings per share for the three-and six-month periods ended March 1, 1998 and March 2, 1997, respectively.


                                                     Three Months Ended                         Three Months Ended
                                                        March 1, 1998                              March 2, 1997
                                            --------------------------------------     --------------------------------------
                                              Net                                        Net
                                            Income         Shares             EPS       Income        Shares             EPS

Earnings per share - Basic                  $ 5,279         9,202           $ 0.58     $ 2,081         8,650           $ 0.24

Dilutive stock options                            -            60            (0.01)          -            93             -
                                            -------         -----           ------     -------         -----           ------
Earnings per share - Diluted                $ 5,279         9,262           $ 0.57     $ 2,081         8,743           $ 0.24
                                            =======         =====           ======     =======         =====           ======


                                                      Six Months Ended                            Six Months Ended
                                                        March 1, 1998                               March 2, 1997
                                            --------------------------------------     --------------------------------------
                                              Net                                        Net
                                            Income         Shares             EPS       Income        Shares             EPS

Earnings per share - Basic                  $ 9,351         9,193           $ 1.02     $ 6,219         8,637           $ 0.72

Dilutive stock options                            -            71            (0.01)          -            69            (0.01)
                                            -------         -----           ------     -------         -----           ------
Earnings per share - Diluted                $ 9,351         9,264           $ 1.01     $ 6,219         8,706           $ 0.71
                                            =======         =====           ======     =======         =====           ======




For each of the periods in fiscal 1998 and 1997, there were outstanding stock options excluded from the computation of diluted earnings per share because the options were antidilutive. Diluted earnings per share are based on the weighted average number of shares outstanding for each period; therefore the sum of the quarterly earnings per share amounts do not necessarily equal the year-to-date earnings per share amount.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

LONG-TERM DEBT

The following table summarizes the Company's long-term borrowings:

                                      March 1       August 31
                                       1998           1997
                                     --------       --------

      Senior notes                   $ 51,750       $ 52,625
      Revolving credit notes          136,267         70,000
      Lines of credit                   5,400
      Industrial revenue bonds          6,100          6,158
      Other debt                       10,238         11,710
      Capital leases                   10,673         11,898
                                     --------       --------
                                      220,428        152,391
      Less current portion              7,090          7,087
                                     --------       --------

                                     $213,338       $145,304
                                     ========       ========

In December 1997, $58,461 of short-term borrowings of Speedline was replaced with long-term borrowings under the Company's credit agreement.

INCOME TAXES

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" Under the provisions of SFAS 109, the effect of a change in tax laws or rates is included in income in the period the change is enacted and includes a recalculation of deferred tax balances based on the new laws or rates in effect. Such a change occurred in December 1997 when the Italian government enacted the 1998 Finance Act that resulted in a reduction in the income tax rate from 53 percent to 37 percent and introduced a new tax on productive activities called IRAP with a rate of 4.25 percent. The deferred tax balances of Speedline were adjusted to reflect these revised rates which decreased the deferred tax provision in the second quarter by $2,562.

COMMITMENTS AND CONTINGENCIES

At March 1, 1998, the Company has committed to capital expenditures of $9,691, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are two Company owned properties where state supervised cleanups are expected. None of these is expected to involve material future expense. The Company believes that none of these will have a material adverse effect on its financial position or results of operations. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At March 1, 1998, the Company's accrued undiscounted reserve for such contingencies was $1,700.

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


PREFERRED SHARE PURCHASE RIGHTS

In the second quarter, the Company amended and restated its shareholders rights plan, which was scheduled to expire on February 28, 1998. The expiration of the rights plan has been extended to February 23, 2008. Under the amended plan, each Amcast shareholder continues to have one right for each common share owned. The rights are not presently exercisable and do not trade separately from Amcast's common shares. Within 20 days after a person acquires 15 percent or more of Amcast's common shares, the rights become exercisable unless the board acts to extend the 20-day period or redeem the rights. If the rights become exercisable, each right entitles the holder (other than a holder of 15 percent or more of Amcast's shares) to purchase one common share of Amcast for $1 per share.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

SUBSEQUENT EVENTS

Effective March 30, 1998, the Company sold its west coast investment casting operation, Amcast Precision, Rancho Cucamonga, California, for approximately $25,000 in cash. The transaction resulted in a pre-tax gain of approximately $12,000. The facility, acquired by Amcast in 1987, produces ferrous and nonferrous castings for the aerospace industry. Fiscal year 1997 sales were approximately $19,000. This was the only Amcast operation involved in the aerospace industry.

On April 9, 1998, the Company acquired Lee Brass Company. A privately owned company located in Anniston, Alabama, Lee Brass is a major manufacturer of cast brass products for residential, commercial, and industrial plumbing systems. The purchase price was approximately $15,300 consisting of cash payments of $11,100 and debt assumption of $4,200. The acquisition of Lee Brass has been accounted for by the purchase method. Accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired, principally inventory and property, plant, and equipment, and liabilities assumed, resulting in goodwill of $5,200. The pro forma effect of the acquisition on the results of operations is not presented as it is not material.

On April 14, 1998, the Company announced that it would phase out brass operations at Flagg Brass. Stowe, Pennsylvania and transfer the business to Lee Brass. Fiscal year 1997 sales were approximately $9,000. The Company anticipates recording a restructuring charge in the third quarter of fiscal 1998 for the closing of Flagg Brass.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

Certain statements in this Report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement, include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive industry, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive pressures in the Company's automotive and flow control segments, effectiveness of production improvement plans, inherent uncertainties in connection with international operations and foreign currency fluctuations and labor relations at the Company and its customers. The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes thereto.

SPEEDLINE ACQUISITION

On August 19, 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. (Speedline), a major European manufacturer of light-alloy wheels serving the automotive original equipment market. Accordingly, the acquisition was reflected in the August 31, 1997 fiscal year-end balance sheet, but had no material effect on fiscal 1997 operating results. Operations of Speedline are included for periods ending one month prior to the Company's fiscal quarter end in order to ensure timely preparation of the consolidated financial statements. Thus, the consolidated financial statements for the six months ended March 1, 1998 include financial results for Speedline for the five-month period of September 1997 through January 1998.

RESULTS OF OPERATIONS

Net sales increased 50% to $137.0 million for the second quarter of fiscal 1998, primarily due to the acquisition of Speedline. Incremental sales from Speedline accounted for approximately 42% of the increase in net sales while increased volumes contributed the remaining 8%. The Engineered Components segment (which includes Speedline) led the sales increase as sales increased 88% compared to the second quarter of fiscal 1997, while Flow Control Products sales were equal to the prior year. For the first half of fiscal 1998, net sales increased 53% to $278.0 million, primarily due to the acquisition of Speedline combined with strong North American aluminum wheel demand in the first quarter. Incremental sales from Speedline accounted for 41% of the sales increase, with increased volume and higher pricing contributing 9% and 3%, respectively. While Flow Control Products sales decreased slightly, Engineered Components' sales nearly doubled due to the acquisition of Speedline.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Gross profit for the second quarter of fiscal 1998 rose 40% to $21.8 million while gross profit for the first half of fiscal 1998 rose 29% to $44.8 million. These increases are primarily due to the inclusion of Speedline. As a percentage of sales, gross profit decreased to 15.9% for the second quarter and 16.1% for the first half of fiscal 1998 compared with 17.0% and 19.0% for the respective 1997 periods. The decrease in gross profit percentage reflects a change in the Company's sales mix to a higher percentage of Engineered Components product sales, including Speedline, which generally have lower gross margins than Flow Control Products and operating inefficiencies encountered at one of the Company's automotive components plants. The gross profit percentage for fiscal 1997 was impacted by a one-time, cumulative, non-cash charge of $3.5 million for overstated inventory at the Company's aerospace operation.

Selling, general and administrative (SG&A) expenses increased $3.1 million in the second quarter of fiscal 1998 and $6.1 million for the first half of fiscal 1998. The majority of the increase in SG&A expenses resulted from the inclusion of Speedline. As a percentage of sales, SG&A expense decreased to 9.8% in the second quarter and 9.6% for the first half of fiscal 1998 compared with 11.3% for both periods in 1997. These decreases are primarily due to higher sales volumes in the Engineered Components segment, including Speedline, which generally have lower SG&A expenses.

In the second quarter and first half of fiscal 1998, the Company's pre-tax share of income from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was a small profit versus a loss of $.8 million and $2.1 million, respectively, in fiscal 1997. A near-vertical launch of several new automotive products at CTC in fiscal 1997 resulted in significant inefficiencies and high launch-related costs associated with meeting required volumes.

Interest expense increased $2.9 million in the second quarter and $5.2 million in the first half of fiscal 1998 primarily due to increased debt levels from the acquisition of Speedline. Higher debt levels in fiscal 1998 are principally the result of Speedline debt assumed and increased borrowings by the Company to finance the Speedline acquisition.

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" Under the provisions of SFAS 109, the effect of a change in tax laws or rates is included in income in the period the change is enacted and includes a recalculation of deferred tax balances based on the new laws or rates in effect. Such a change occurred in December 1997 when the Italian government enacted the 1998 Finance Act that resulted in a reduction in income tax rates from 53% to 37% and introduced a new tax on productive activities called the IRAP with a rate of 4.25%. The deferred tax balances of Speedline were adjusted to reflect these revised rates which decreased the deferred tax provision in the second quarter by $2.6 million. Excluding this adjustment, the effective tax rate was 40.2% and 35.5% for the second quarters of fiscal 1998 and 1997, respectively and 39.0% and 35.5% for the first six months of fiscal 1998 and 1997, respectively. The increase in the effective tax rate reflects the additional foreign tax expense resulting from the Speedline acquisition.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS BY BUSINESS SEGMENT (unaudited)
(dollars in thousands)

                                                            Three Months Ended                   Six Months Ended
                                                       -----------------------------       -----------------------------
                                                         March 1          March 2             March 1          March 2
                                                          1998             1997                1998             1997
                                                       ------------     ------------       ------------     ------------
Net Sales
---------
    Flow Control Products                              $     40,357     $     39,864       $     77,430     $     78,696
    Engineered Components                                    96,618           51,470            200,524          103,427
                                                       ------------     ------------       ------------     ------------
                                                       $    136,975     $     91,334       $    277,954     $    182,123
                                                       ============     ============       ============     ============
Income Before Income Taxes
--------------------------
    Flow Control Products                              $      6,591     $      6,520       $     11,784     $     13,452
    Engineered Components                                     3,612              344             10,157            4,099
    Corporate                                                (1,823)          (1,670)            (3,856)          (3,542)
    Equity in income (loss) of joint venture
       And other income and expense                             143             (840)               495           (2,117)
    Interest expense                                         (3,982)          (1,127)            (7,450)          (2,250)
                                                       ------------     ------------       ------------     ------------
                                                       $      4,541     $      3,227       $     11,130     $      9,642
                                                       ============     ============       ============     ============

Flow Control Products segment sales were $40.4 million for the second quarter of fiscal 1998 compared with $39.9 million for the comparable period of fiscal 1997. Sales of copper and brass fittings and valves continue at strong levels due to the favorable economy throughout North America. Higher volumes increased sales by 6% but were partially offset by lower selling prices, resulting from competitive pricing pressures in copper plumbing fittings. A decline in copper costs is serving to maintain margins in this segment. Operating income remained strong at $6.6 million compared to $6.5 million in the second quarter last year.

Engineered Components segment sales for the second quarter of fiscal 1998 increased to $96.6 million from $51.4 million in the second quarter of fiscal 1997. The significant sales growth was primarily due to incremental sales contributed by Speedline as well as an 8% increase in sales from increased volumes at other facilities. The Company is benefiting from a strong European automotive market as demand for light-alloy wheels grows. Operating income was $3.6 million in the second quarter of fiscal 1998 compared with $.3 million in fiscal 1997, which included a one-time, non-cash inventory writedown of $3.5 million. Results for the second quarter of fiscal 1998 were negatively affected by a seasonal automotive slowdown, combined with sluggish demand for small cars. Production bottlenecks and manpower shortages at Speedline and operating inefficiencies at one of the Company's North American automotive components plants were also factors that impacted the second quarter's operating results.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RECENT ACQUISITIONS AND DIVESTITURES

Effective March 30, 1998, the Company sold its west coast investment casting operation, Amcast Precision, Rancho Cucamonga, California, for approximately $25.0 million in cash. The transaction resulted in a pre-tax gain of approximately $12.0 million. The facility, acquired by Amcast in 1987, produces ferrous and nonferrous castings for the aerospace industry. Fiscal year 1997 sales were approximately $19.0 million. This was the only Amcast operation involved in the aerospace industry.

On April 9, 1998, the Company acquired Lee Brass Company. A privately owned company located in Anniston, Alabama, Lee Brass is a major manufacturer of cast brass products for residential, commercial, and industrial plumbing systems. The purchase price was approximately $15.3 million consisting of cash payments of $11.1 million and debt assumption of $4.2 million. The acquisition resulted in goodwill of $5.2 million. Sales in 1997 were approximately $39.0 million.

On April 14, 1998, the Company announced that it would phase out brass operations at Flagg Brass, Stowe, Pennsylvania, and transfer the business to Lee Brass. Fiscal year 1997 sales were approximately $9.0 million. The Company anticipates recording a restructuring charge in the third quarter of fiscal 1998 for the closing of Flagg Brass.


LIQUIDITY AND CAPITAL RESOURCES

For the first half of fiscal 1998, net cash provided by operations was $3.2 million compared with $5.6 million for the first half of fiscal 1997. Cash provided by net income and depreciation of $26.0 million and $15.9 million for fiscal 1998 and 1997, was partially offset by an increase in working capital requirements of $21.1 million and $9.8 million, respectively. Fiscal 1998's working capital increase primarily reflects an increase in receivables from increased sales and a reduction of liabilities for payment of Speedline acquisition-related expenses.

Net cash used by investing activities remained constant at $20.8 million for the first half of fiscal 1998 and $20.7 used in fiscal 1997. Capital spending increased slightly in fiscal 1998 to $19.1 million, compared with $18.0 million in fiscal 1997. Significant investments totaling $3.2 million were also made in CTC during fiscal 1997 to support business expansion activities. At March 1, 1998, the Company had $9.7 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Net cash provided by financing activities totaled $17.2 million for the first half of fiscal 1998 compared with $10.3 million for fiscal 1997. In the second quarter of fiscal 1998, approximately $58.5 million of short-term borrowings of Speedline were replaced with long-term borrowings under the Company's credit agreement. Additional borrowings in fiscal 1998 included $10.4 million under the Company's credit agreement and lines of credit and $12.5 million in net short-term borrowings by Speedline. Financing activities also included long-term debt repayments of

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

$3.6 million and dividend payments of $2.6 million. Long-term debt was 56.5% of total capital at March 1, 1998 and 47.9% at August 31, 1997. The Company may borrow up to $200 million under a credit agreement that expires August 14, 2002. At March 1, 1998, the Company had unused borrowing capacity of $29.9 million, under its most restrictive debt covenant. In addition, the Company maintains bank lines of credit under which it may borrow up to $25 million. At March 1, 1998, $136.3 was outstanding under the credit agreement and $5.4 million was outstanding under available bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

NEW ACCOUNTING STANDARD

In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Adoption of the statement had no effect on the Company's results of operations, financial position or cash flows. However, as required, the Company restated earnings per share for all prior periods to present diluted earnings per share. Basic earnings per share are unchanged from previously reported earnings per share amounts.

YEAR 2000

The Company recognizes the need to ensure that its computer operations and operating systems will recognize and process the year 2000 and thereafter. The Company is cognizant of the time sensitive nature of the issue and is actively engaged in assessing and resolving the issues surrounding the year 2000. These issues result from the use of two-digit year dates rather than four-digit dates in computer code, which could negatively impact date-sensitive software that does not recognize "00" as 2000. Although the assessment is not complete, certain conversion efforts have been completed or are underway, and the Company is reviewing remaining key financial, business, and operational systems to develop a comprehensive plan to address year 2000 compliance. As part of its review, the Company also plans to communicate with its major customers, suppliers and financial institutions to ensure they will be year 2000 compliant, where failure of their systems could adversely affect the Company's operations. However, there can be no guarantee that the systems of other companies on which the Company's systems or operations rely will be timely converted and would not have a negative effect on the Company's operations. Based on information gathered to date, the Company expects to utilize both internal staff and external resources and will use a combination of software modifications, upgrades and replacements. The Company is not yet able to estimate the total cost for year 2000 compliance.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company presently believes that with modifications and upgrades to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems to the Company. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company. The Company presently believes that these modifications and conversions will be completed in a timely manner.

CONTINGENCIES

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At March 1, 1998, the Company had reserves of $1.7 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

                          AMCAST INDUSTRIAL CORPORATION

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1997.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

a) The annual meeting of shareholders of Amcast Industrial Corporation was held on December 18, 1997.

b) At the annual meeting, shareholders voted on and approved two proposals. Those proposals are stated below, together with information concerning the votes cast.

    1. Election of three directors to serve for a term of three years.

       Directors elected were Peter H. Forster, Ivan W. Gorr, and Leo W.
       Ladehoff.

                                     Peter H..                    Ivan                      Leo W.
                                      Forster                   W. Gorr                    Ladehoff
                                --------------------     -----------------------    -----------------------
           Shares For                 7,713,355                   7,713,297                 7,713,189
           Shares Withheld               48,300                      48,358                    48,466
           Total                      7,761,655                   7,761,655                 7,761,655

    2. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 1998.

         Shares For                                       7,731,930
         Shares Against                                      17,548
         Shares Abstain                                      12,177
                  Total                                   7,761,655

                          AMCAST INDUSTRIAL CORPORATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits

Exhibit 10.1- Amended and Restated Rights Agreement, dated as of February 24,
              1998, between Amcast Industrial Corporation and First Chicago Trust Company of New York , as Rights Agent, including as Exhibit B thereto the form of Rights Certificate, incorporated by reference from Form 8-A/A-1 filed February 25, 1998.

Exhibit 27.1 - Restated Financial Data Schedule for the six-month period ended
               March 2, 1997.*
Exhibit 27.2 - Financial Data Schedule for the six-month period ended March 1,
               1998.*

       * Schedule submitted in electronic format only

b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended March 1, 1998.

                          AMCAST INDUSTRIAL CORPORATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMCAST INDUSTRIAL CORPORATION
                                    --------------------------------------------
                                    (Registrant Company)




Date: April 15, 1998                By: /s/J. H. Shuey
      --------------                    ----------------------------------------
                                    John H. Shuey
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: April 15, 1998                By: /s/D. D. Watts
      --------------                    ----------------------------------------
                                    Douglas D. Watts
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)