Form 10-Q
period 1998-05-31
AMCAST INDUSTRIAL CORP
filed 1998-07-15
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


      (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    -------               SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 1998                 Commission File Number 1-9967
                                                                          ------



            A M C A S T   I N D U S T R I A L   C O R P O R A T I O N
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                           31-0258080
-------------------------------                             ----------------
   (State of Incorporation)                                 (I.R.S. Employer
                                                            Identification No.)

7887 Washington Village Drive, Dayton, Ohio                 45459
-----------------------------------------------             ----------
(Address of principal executive offices)                   (Zip Code)



                                 (937) 291-7000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Number of Common Shares outstanding, no par value, as of May 31, 1998 - 9,206,529 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 1998

                                    I N D E X
                                    ---------




PART I - FINANCIAL INFORMATION                                                           PAGE
                                                                                         ----
      Item 1 -  Financial Statements:
                Consolidated Condensed Statements of Financial                             3
                Condition - May 31, 1998 and August 31, 1997

                Consolidated Condensed Statements of Income -                              4
                for the Quarter and Nine Months Ended May 31, 1998
                and June 1, 1997

                Consolidated Condensed Statements of Retained Earnings -                   4
                for the Quarter and Nine Months Ended May 31, 1998
                and June 1, 1997

                Consolidated Condensed Statements of Cash Flows -                          5
                for the Nine Months Ended May 31, 1998 and
                June 1, 1997

                Notes to Consolidated Condensed Financial Statements                    6-11

      Item 2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                    12-18


PART II - OTHER INFORMATION

      Item 1 -  Legal Proceedings                                                         19

      Item 4 -  Submission of Matters to a Vote of Security Holders                       19

      Item 6 -  Exhibits and Reports on Form 8-K                                          19

SIGNATURES                                                                                20

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (unaudited)


                                                               May 31      August 31
ASSETS                                                          1998          1997
                                                             ---------     ---------

Current Assets
    Cash and cash equivalents                                $   4,921     $   9,608
    Accounts receivable                                        107,090       100,589
    Inventories                                                 78,672        71,960
    Other current assets                                        21,096        21,068
                                                             ---------     ---------
        Total current assets                                   211,779       203,225

Property, Plant, and Equipment                                 386,284       357,062
    Less accumulated depreciation                             (133,078)     (121,818)
                                                             ---------     ---------
                                                               253,206       235,244

Goodwill                                                        58,973        36,784
Other Assets                                                    29,790        33,665
                                                             ---------     ---------
                                                             $ 553,748     $ 508,918
                                                             =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Short-term debt                                          $  16,007     $  54,038
    Current portion of long-term debt                            7,965         7,087
    Accounts payable                                            71,177        79,732
    Accrued expenses                                            39,979        36,108
                                                             ---------     ---------
        Total current liabilities                              135,128       176,965

Long-Term Debt--less current portion                           193,174       145,304
Deferred Income Taxes                                           31,149         8,400
Deferred Liabilities                                            24,962        20,023

Shareholders' Equity
    Preferred shares, without par value:
        Authorized--1,000,000 shares
        Issued--None                                                 -             -
    Common shares, at stated value:
        Authorized--15,000,000 shares
        Issued - 9,206,529 and 9,177,455
           shares, respectively                                  9,207         9,177
    Capital in excess of stated value                           78,964        78,484
    Foreign currency translation adjustment                       (251)            -
    Retained earnings                                           81,415        70,565
                                                             ---------     ---------
                                                               169,335       158,226
                                                             ---------     ---------
                                                             $ 553,748     $ 508,918
                                                             =========     =========

See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)


                                           Three Months Ended            Nine Months Ended
                                          -----------------------     -----------------------
                                            May 31       June 1         May 31        June 1
                                             1998         1997           1998          1997
                                          ---------     ---------     ---------     ---------

CONSOLIDATED CONDENSED STATEMENTS
OF INCOME

Net sales                                 $ 159,267     $ 106,223     $ 437,221     $ 288,346
Cost of sales                               133,481        88,109       366,665       235,603
                                          ---------     ---------     ---------     ---------

    Gross profit                             25,786        18,114        70,556        52,743
Selling, general and administrative
    expenses                                 15,426        10,008        42,111        30,628
Restructuring charges                         9,800             -         9,800             -
Gain on sale of aerospace business          (12,048)            -       (12,048)            -
                                          ---------     ---------     ---------     ---------

    Operating income                         12,608         8,106        30,693        22,115
Equity in income (loss) of joint
    venture and other income (expense)          142          (239)          637        (2,356)
Interest expense                              3,659         1,311        11,109         3,561
                                          ---------     ---------     ---------     ---------

    Income before income taxes                9,091         6,556        20,221        16,198
Income tax expense                            3,727         2,262         5,506         5,685
                                          ---------     ---------     ---------     ---------

    Net Income                            $   5,364     $   4,294     $  14,715     $  10,513
                                          =========     =========     =========     =========

CONSOLIDATED CONDENSED STATEMENTS
OF RETAINED EARNINGS

Beginning retained earnings               $  77,340     $  66,338     $  70,565     $  62,543
Net income                                    5,364         4,294        14,715        10,513
Dividends                                    (1,289)       (1,216)       (3,865)       (3,637)
Other                                             -           (18)            -           (21)
                                          ---------     ---------     ---------     ---------

Ending Retained Earnings                  $  81,415     $  69,398     $  81,415     $  69,398
                                          =========     =========     =========     =========


PER SHARE INFORMATION

Basic earnings per share                  $     .58     $     .50     $    1.60     $    1.22
                                          =========     =========     =========     =========

Diluted earnings per share                $     .58     $     .49     $    1.59     $    1.21
                                          =========     =========     =========     =========



Dividends declared per share              $     .14     $     .14     $     .42     $     .42
                                          =========     =========     =========     =========

Dividends paid per share                  $     .14     $     .14     $     .42     $     .42
                                          =========     =========     =========     =========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)



                                                      Nine Months Ended
                                                    ---------------------
                                                     May 31       June 1
                                                      1998         1997
                                                    --------     --------

Operating Activities:
    Net income                                      $ 14,715     $ 10,513
    Depreciation and amortization                     25,306       15,411
    Deferred liabilities                               1,953       (1,391)
    Restructuring and integration charges             12,000            -
    Gain on sale of aerospace business               (12,048)           -


    Changes in assets and liabilities:
           Accounts receivable                        (6,670)      (7,542)
           Inventories                                (3,692)      (7,520)
           Accounts payable                          (10,139)       8,122
           Other                                      (8,167)      (1,986)
                                                    --------     --------
    Net Cash Provided By Operating Activities         13,258       15,607

Investing Activities:
    Additions to property, plant, and equipment      (33,168)     (28,022)
    Contributions to joint venture                         -       (3,226)
    Acquisitions, net of cash received               (11,771)           -
    Proceeds from sale of aerospace business          25,445            -
    Other                                                (53)         806
                                                    --------     --------
       Net Cash Used By Investing Activities         (19,547)     (30,442)

Financing Activities:
    Additions to long-term debt                       60,641        5,000
    Reduction in long-term debt                      (16,121)      (1,108)
    Net short-term (repayments) borrowings           (39,622)       8,703
    Dividends                                         (3,865)      (3,637)
    Other                                                510        1,242
                                                    --------     --------
       Net Cash Provided By Financing Activities       1,543       10,200
                                                    --------     --------

Effect of exchange rate changes on cash                   59            -
                                                    --------     --------

Net change in cash and cash equivalents               (4,687)      (4,635)

Cash and cash equivalents at beginning of period       9,608        5,413
                                                    --------     --------

Cash and Cash Equivalents at End of Period          $  4,921     $    778
                                                    ========     ========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts )
                                   (unaudited)

PREPARATION OF FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 1997 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

On August 19, 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. (Speedline), a major European manufacturer of light-alloy wheels serving the automotive original equipment market. Accordingly, the acquisition was reflected in the August 31, 1997 fiscal year-end balance sheet, but had no material effect on fiscal 1997 operating results. Operations of Speedline are included in the consolidated financial statements for periods ending one month prior to the Company's fiscal quarter end in order to ensure timely preparation of the consolidated financial statements. Thus, the consolidated financial statements for the nine months ended May 31, 1998 include financial results for Speedline for the eight-month period of September 1997 through April 1998.


INVENTORIES
The major components of inventories are:

                                    May 31   August 31
                                      1998       1997
                                   -------    -------

Finished products                  $39,760    $35,375
Work in process                     22,764     22,968
Raw materials and supplies          23,037     20,506
                                   -------    -------
                                    85,561     78,849
Less amount to reduce certain
      inventories to LIFO value      6,889      6,889
                                   -------    -------

                                   $78,672    $71,960
                                   =======    =======

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

The following table reflects the calculations for basic and diluted earnings per share for the three-and nine-month periods ended May 31, 1998 and June 1, 1997, respectively.

                                      Three Months Ended              Three Months Ended
                                          May 31, 1998                    June 1, 1997
                                -----------------------------    -----------------------------
                                   Net                            Net

                                 Income      Shares     EPS      Income       Shares      EPS

Earnings per share - Basic      $ 5,364      9,206    $  0.58    $ 4,294      8,666    $  0.50

Dilutive stock options                -         42          -          -         83      (0.01)

                                -------    -------    -------    -------    -------    -------
Earnings per share - Diluted    $ 5,364      9,248    $  0.58    $ 4,294      8,749    $  0.49
                                =======    =======    =======    =======    =======    =======

                                     Nine Months Ended                Nine Months Ended
                                        May 31, 1998                     June 1, 1997
                                -----------------------------    -----------------------------
                                   Net                            Net

                                 Income      Shares     EPS      Income       Shares      EPS

Earnings per share - Basic      $14,715      9,198    $  1.60    $10,513      8,647    $  1.22

Dilutive stock options                -         61      (0.01)         -         73      (0.01)

                                -------    -------    -------    -------    -------    -------
Earnings per share - Diluted    $14,715      9,259    $  1.59    $10,513      8,720    $  1.21
                                =======    =======    =======    =======    =======    =======



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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

LONG-TERM DEBT

The following table summarizes the Company's long-term borrowings:

                                           May 31     August 31
                                            1998        1997
                                          --------    --------
   Senior notes                           $ 51,750    $ 52,625
   Revolving credit notes                  124,625      70,000
   Lines of credit                             500           -
   Industrial revenue bonds                  5,925       6,158
   Other debt                                8,038      11,710
   Capital leases                           10,301      11,898
                                          --------    --------
                                           201,139     152,391
   Less current portion                      7,965       7,087
                                          --------    --------

                                          $193,174    $145,304
                                          ========    ========

During fiscal 1998, $60,141 of short-term borrowings of Speedline was replaced with long-term borrowings under the Company's credit agreement.

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

COMMITMENTS AND CONTINGENCIES

At May 31, 1998, the Company has committed to capital expenditures of $15,049, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are two Company-owned properties where state-supervised cleanups are expected. None of these is expected to involve material future expense. The Company believes that none of these will have a material adverse effect on its financial position or results of operations. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At May 31, 1998, the Company's accrued undiscounted reserve for such contingencies was $1,688.

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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

ACQUISITIONS AND DIVESTITURES

Effective March 30, 1998, the Company sold its Rancho Cucamonga, California investment casting operation, Amcast Precision, for $25,445 in cash. The transaction resulted in a pre-tax gain of $12,048. The facility, acquired by Amcast in 1987, produces ferrous and nonferrous castings for the aerospace industry. Fiscal year 1997 sales were approximately $19,000. This was the only Amcast operation involved in the aerospace industry.

On April 9, 1998, the Company acquired Lee Brass Company, a privately-owned company located in Anniston, Alabama. Lee Brass is a major manufacturer of cast brass products for residential, commercial, and industrial plumbing systems. The purchase price was approximately $15,300 consisting of cash payments of $11,100 and debt assumption of $4,200. The acquisition of Lee Brass has been accounted for by the purchase method. Accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired, principally inventory and property, plant, and equipment, and liabilities assumed, resulting in goodwill of $5,200. The pro forma effect of the acquisition on the results of operations is not presented as it is not material.

RESTRUCTURING

Following the acquisition of Lee Brass, the Company announced a plan to consolidate its two brass operations and subsequently ceased production at its Flagg Brass operation located in Stowe, Pennsylvania. Expected to be completed by December 31, 1998, the consolidation plan transfers certain product lines to Lee Brass, sells or closes the Flagg Brass facility, and terminates approximately 95 salaried and hourly personnel. In connection with the consolidation plan, during the third quarter the Company recorded a restructuring charge of $5,800 for facility exit costs and a charge of $2,200, included in cost of sales, primarily for a non-cash write-down of inventory to its net realizable value. Key components of the $5,800 restructuring charge are $4,900 for a non-cash write-down of assets to their net realizable value, $500 for severance and other termination benefits, and $400 for other facility closure costs. As of May 31, 1998, approximately 59 associates had been terminated and $376 of the severance and facility closure costs had been charged against the liability, with the majority of the remaining costs expected to be spent by December 31, 1998. During the third quarter, the Company also re-evaluated its reserves related to several iron factories previously closed in the 1980's and early 1990's. As a result, a $4,000 restructuring charge was recorded to cover higher than expected medical benefits, workers compensation expenses, and legal costs for environmental and other matters related to these previously closed facilities.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


NEW ACCOUNTING STANDARD

In April 1998 , the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred, with the effect of initial adoption reported as a cumulative effect of a change in accounting principle. This SOP will become effective for the Company during fiscal year 2000; however earlier adoption is permitted. Had the Company adopted this standard as of the beginning of this fiscal year (September 1, 1997), the effect on net income would have ranged between approximately $6.0 million and $10.0 million.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

Certain statements in this Report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement, include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive industry, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive pressures in the Company's automotive and flow control segments, effectiveness of production improvement plans, inherent uncertainties in connection with international operations and foreign currency fluctuations and labor relations at the Company and its customers. The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes.

ACQUISITIONS AND DIVESTITURES

At the end of fiscal year 1997, the Company completed a significant acquisition that impacts the comparison of financial results between fiscal-year 1997 and fiscal-year 1998. On August 19, 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. (Speedline), a major European manufacturer of light-alloy wheels serving the automotive original equipment market. Accordingly, the acquisition was reflected in the August 31, 1997 fiscal year-end balance sheet, but had no material effect on fiscal 1997 operating results. Operations of Speedline are included for periods ending one month prior to the Company's fiscal quarter end in order to ensure timely preparation of the consolidated financial statements. Thus, the consolidated financial statements for the nine months ended May 31, 1998 include financial results for Speedline for the eight-month period of September 1997 through April 1998. Primarily as a result of the acquisition of Speedline, the percentage of the Company's sales derived from the Engineered Components segment increased to approximately 70% in fiscal 1998.

During the third quarter of fiscal 1998, the Company completed several transactions that had an impact on the Company's financial results as well as on the comparison between the third quarter of fiscal 1998 and the third quarter of fiscal 1997. Effective March 30, 1998, the Company sold its Rancho Cucamonga, California investment casting operation, Amcast Precision, for $25.4 million in cash. The transaction resulted in a pre-tax gain of $12.0 million. The facility, acquired by Amcast in 1987, produces ferrous and nonferrous castings for the aerospace industry. Fiscal 1997 sales of approximately $19.0 million were included in the Engineered Components segment. This was the only Amcast operation involved in the aerospace industry.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

On April 9, 1998, the Company acquired Lee Brass Company, a privately owned company located in Anniston, Alabama. Lee Brass is a major manufacturer of cast brass products for residential, commercial, and industrial plumbing systems. The purchase price was approximately $15.3 million consisting of cash payments of $11.1 million and debt assumption of $4.2 million. The acquisition resulted in goodwill of $5.2 million. Sales of Lee Brass for the twelve months ended December 31, 1997 were approximately $39.0 million. Financial results for Lee Brass are included in the Flow Control Products segment.

Following the acquisition of Lee Brass, the Company announced a plan to consolidate its two brass operations and subsequently ceased production at its Flagg Brass operation located in Stowe, Pennsylvania. Expected to be completed by December 31, 1998, the consolidation plan transfers of certain product lines to Lee Brass, sells or closes the Flagg Brass facility, and terminates approximately 95 salaried and hourly personnel. In connection with the consolidation plan, during the third quarter the Company recorded a restructuring charge of $5.8 million for facility exit costs and a charge of $2.2 million, included in cost of sales, primarily for a non-cash write-down of inventory to its net realizable value. Key components of the $5.8 million restructuring charge are $4.9 million for a non-cash write-down of assets to their net realizable value, $.5 million for severance and other termination benefits, and $.4 million for other facility closure costs. As of May 31, 1998, approximately 59 associates had been terminated and approximately $.4 million of the severance and facility closure costs had been charged against the liability, with the majority of the remaining costs expected to be spent by December 31, 1998. Sales of Flagg Brass for fiscal-year 1997 were approximately $9.0 million and were included in the Flow Control Products segment. The Company's consolidated financial results are not expected to be significantly affected by the closure of Flagg Brass and the transfer of certain product lines to Lee Brass.

During the third quarter, the Company also re-evaluated its reserves related to several iron factories previously closed in the 1980's and early 1990's. As a result, a $4.0 million restructuring charge was recorded to cover higher than expected medical benefits, workers compensation expenses, and legal costs for environmental and other matters related to these previously closed facilities.

RESULTS OF OPERATIONS

Net sales increased 50% to $159.3 million for the third quarter of fiscal 1998 driven by recent acquisitions. Sales from Speedline and Lee Brass increased total Company sales approximately 53%. Engineered Components segment sales increased by 65% compared with the third quarter of fiscal 1997, while Flow Control Products sales increased by 27%. For the first nine months of fiscal 1998, net sales increased 52% to $437.2 million, primarily due to recent acquisitions combined with strong North American aluminum wheel demand, particularly in the first quarter. Incremental sales from Speedline and Lee Brass accounted for 45% of the sales increase with the remainder primarily from increased volume. Flow Control Products sales increased 8% due to the acquisition of Lee Brass and Engineered Components' sales increased 83% primarily due to the acquisition of Speedline.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Gross profit for the third quarter of fiscal 1998 rose 42% to $25.8 million and gross profit for the first nine months of fiscal 1998 rose 34% to $70.6 million. These increases are primarily due to the inclusion of Speedline and Lee Brass. As a percentage of sales, gross profit was 16.2% for the third quarter and 16.1% for the first nine months of fiscal 1998 compared with 17.1% and 18.3% for the respective 1997 periods. The decrease in gross profit percentage reflects a change in the Company's sales mix to a higher percentage of Engineered Components product sales, which generally have lower gross margins than Flow Control Products and, to a lesser degree, operating inefficiencies encountered at one of the Company's automotive components plants in the first half of fiscal 1998. The gross profit percentage for fiscal 1998 was impacted by a one-time charge ($2.2 million) previously discussed, related to closing the Flagg Brass facility. The gross profit percentage for fiscal 1997 was impacted by a one-time, cumulative, non-cash charge $3.5 million for overstated inventory at the Company's recently sold aerospace operation.

Selling, general and administrative (SG&A) expenses increased by $5.4 million in the third quarter of fiscal 1998 and by $11.5 million for the first nine months of fiscal 1998. The majority of the increase in SG&A expenses resulted from the inclusion of Speedline and Lee Brass. As a percentage of sales, SG&A expense was 9.7% in the third quarter compared with 9.4% for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, SG&A expenses as a percentage of sales decreased to 9.6% compared with 10.6% in fiscal 1997. This decrease is primarily due to higher sales volumes in the Engineered Components segment, which generally have lower SG&A expenses.

In the third quarter of fiscal 1998, the Company's pre-tax share of losses from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was $.2 million compared to a $.3 million loss in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, the Company's pre-tax share of losses from CTC was $.2 million versus a loss of $2.6 million for the first nine months of fiscal 1997. A near-vertical launch of several new automotive products at CTC in fiscal 1997 resulted in significant inefficiencies and high launch-related costs associated with meeting required volumes.

Interest expense increased by $2.3 million in the third quarter and by $7.5 million in the first nine months of fiscal 1998 primarily due to increased debt levels from the acquisition of Speedline. Higher debt levels in fiscal 1998 are principally the result of Speedline debt assumed and increased borrowings by the Company to finance the Speedline acquisition.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" Under the provisions of SFAS 109, the effect of a change in tax laws or rates is included in income in the period the change is enacted and includes a recalculation of deferred tax balances based on the new laws or rates in effect. Such a change occurred in December 1997 when the Italian government enacted the 1998 Finance Act that resulted in a reduction in income tax rates from 53% to 37% and introduced a new tax on productive activities called the IRAP with a rate of 4.25%. The deferred tax balances of Speedline were adjusted to reflect these revised rates which decreased the deferred tax provision in the second quarter by $2.6 million. Excluding this adjustment, the effective tax rate was 41.0% and 34.5% for the third quarters of fiscal 1998 and 1997, respectively, and 39.9% and 35.1% for the first nine months of fiscal 1998 and 1997, respectively. The increase in the effective tax rate reflects the additional foreign tax expense related to the Speedline acquisition.

RESULTS BY BUSINESS SEGMENT (unaudited)
(dollars in thousands)

                                                     Three Months Ended              Nine Months Ended
                                                  -----------------------         ------------------------
                                                    May 31        June 1           May 31         June 1
                                                     1998          1997             1998           1997
                                                  ---------     ---------         ---------     ---------
Net Sales
---------
    Flow Control Products                         $  52,703     $  41,570         $ 130,133     $ 120,266
    Engineered Components                           106,564        64,653           307,088       168,080
                                                  ---------     ---------         ---------     ---------
                                                  $ 159,267     $ 106,223         $ 437,221     $ 288,346
                                                  =========     =========         =========     =========
Income Before Income Taxes
--------------------------
    Flow Control Products                         $   8,293     $   5,619         $  20,077     $  19,071
    Engineered Components                             7,231         3,917            17,388         8,016
    Restructuring and Integration charges (a)       (12,000)            -           (12,000)            -
    Disposition of Aerospace Business (b)            12,048             -            12,048             -
    Corporate                                        (2,964)       (1,430)           (6,820)       (4,972)
    Equity in income (loss) of joint venture
       and other income (expense)                       142          (239)              637        (2,356)
    Interest expense                                 (3,659)       (1,311)          (11,109)       (3,561)
                                                  ---------     ---------         ---------     ---------
                                                  $   9,091     $   6,556         $  20,221     $  16,198
                                                  =========     =========         =========     =========

(a) $10,000 of restructuring and integration charges relates to the Flow Control Products segment, of which $2,200 is recorded in cost of sales, and $2,000 relates to prior shutdown locations.

(b) Disposition of aerospace business relates to the Engineered Components segment.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Flow Control Products segment sales were $52.7 million for the third quarter of fiscal 1998 compared with $41.6 million for the comparable period of fiscal 1997. The fitting and valve businesses benefited from a higher level of commercial and residential construction activity during the quarter. During the quarter, copper and brass fittings set a three-month record for pounds shipped, and fitting and valve exports increased more than 20% compared with the prior year. Incremental sales from Lee Brass and higher volumes increased sales by 24% and 9%, respectively. Lower selling prices in copper plumbing fittings were offset by decreased copper costs. Operating income of $8.3 million (before restructuring, assets write-downs, and integration charges) increased substantially over the prior-year operating income of $5.6 million, due in part to the contribution from Lee Brass.

Engineered Components segment sales for the third quarter of fiscal 1998 increased to $106.6 million from $64.7 million in the third quarter of fiscal 1997. The significant sales growth was primarily due to incremental sales contributed by Speedline. European demand for Amcast products was strong due to improved levels of vehicle production and increased penetration of aluminum wheels. In North America, demand for aluminum wheels and other automotive components generally was stable during the quarter, with the exception of differential carriers which were affected by a slowdown in sales of certain four-wheel drive trucks. Operating income of $7.2 million (before restructuring, asset write-downs, integration charges, and the gain on sale of the aerospace business) increased by 85% over prior year's operating income of $3.9 million.

Approximately 27% of the Company's consolidated sales are from its largest customer, General Motors Corporation. At the time of this filing, it is uncertain when the strikes at two General Motors plants, virtually closing its entire North American operations, will be settled. Accordingly, the Company currently is unable to quantify the impact these strikes will have on the financial results for the fourth quarter of fiscal 1998, However, the Company expects the fourth quarter to be negatively impacted.


LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of fiscal 1998, net cash provided by operations was $13.3 million compared with $15.6 million for the first nine months of fiscal 1997. Cash provided by net income and depreciation of $40.0 million and $25.9 million for fiscal 1998 and 1997, was partially offset by an increase in working capital requirements of $28.7 million and $8.9 million, respectively. Fiscal 1998's working capital increase primarily reflects higher receivables from increased sales and a reduction in liabilities from payment of Speedline acquisition-related expenses.

Net cash used by investing activities decreased to $19.5 million for the first nine months of fiscal 1998 from $30.4 in fiscal 1997. Proceeds from the sale of the aerospace business million provided $25.4 million for investing activities. Capital spending totaled $33.2 million in fiscal 1998 with an additional $11.8 million spent for acquisitions, $10.5 million of

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

which was for Lee Brass. This compares with capital spending of $28.0 million in fiscal 1997 and $3.2 million invested in CTC to support business expansion activities. At May 31, 1998, the Company had $15.0 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Net cash provided by financing activities totaled $1.5 million for the first nine months of fiscal 1998 compared with $10.2 million for fiscal 1997. In the first nine months of fiscal 1998, approximately $60.1 million of short-term borrowings of Speedline were replaced with long-term borrowings under the Company's credit agreement. Additional borrowings in fiscal 1998 included $.5 million under the Company's lines of credit and $20.5 million in net short-term borrowings by Speedline. Financing activities also included long-term debt repayments of $16.1 million and dividend payments of $3.9 million. Long-term debt was 53.3% of total capital at May 31, 1998 and 47.9% at August 31, 1997. The Company may borrow up to $200 million under a credit agreement that expires August 14, 2002. At May 31, 1998, the Company had unused borrowing capacity of $54.2 million, under its most restrictive debt covenant. In addition, the Company maintains bank lines of credit under which it may borrow up to $25 million. At May 31, 1998, $124.6 was outstanding under the credit agreement and $.5 million was outstanding under available bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

NEW ACCOUNTING STANDARDS

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

In April 1998 , the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred, with the effect of initial adoption reported as a cumulative effect of a change in accounting principle. This SOP will become effective for the Company during fiscal year 2000; however earlier adoption is permitted. Had the Company adopted this standard as of the beginning of this fiscal year (September 1, 1997), the effect on net income would have ranged between approximately $6.0 and $10.0 million.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000

The Company recognizes the need to ensure that its computer operations and operating systems will recognize and process the year 2000 and thereafter. The Company is cognizant of the time- sensitive nature of the issue and is actively engaged in assessing and resolving the issues surrounding the year 2000. These issues result from the use of two-digit year dates rather than four-digit dates in computer code, which could negatively impact date-sensitive software that does not recognize "00" as 2000. Although the assessment is not complete, certain conversion efforts have been completed or are underway, and the Company is reviewing remaining key financial, business, and operational systems to develop a comprehensive plan to address year 2000 compliance.

As part of its review, the Company is communicating with its major customers, suppliers, and financial institutions to ensure they will be year 2000 compliant, as failure of their systems could adversely affect the Company's operations. However, there can be no guarantee that the systems of other companies on which the Company's systems or operations rely will be timely converted and would not have a negative effect on the Company's operations. Based on information gathered to date, the Company expects to utilize both internal staff and external resources and will use a combination of software modifications, upgrades and replacements. The Company is not yet able to estimate the total cost for year 2000 compliance.

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

CONTINGENCIES

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At May 31, 1998, the Company had reserves of $1.7 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

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

Refer to Item 3, Part I of Form 10-K for the fiscal year ended August 31, 1997.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits


Exhibit 27.1 - Restated Financial Data Schedule for the nine-month period ended June 1, 1997.*
Exhibit 27.2 - Financial Data Schedule for the nine-month period ended May 31, 1998.*

       * Schedule submitted in electronic format only

b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended May 31, 1998.

                          AMCAST INDUSTRIAL CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMCAST INDUSTRIAL CORPORATION
                                         -----------------------------
                                         (Registrant Company)




Date: July 15, 1998                      By: /s/J. H. Shuey
      -------------                          ---------------------------------
                                         John H. Shuey
                                         Chairman, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Date: July 15, 1998                      By: /s/D. D. Watts
      -------------                          ---------------------------------
                                         Douglas D. Watts
                                         Vice President, Finance
                                         (Principal Financial Officer)


Date: July 15, 1998                      By: /s/ M.D. Mishler
      -------------                          ---------------------------------
                                         Mark D. Mishler
                                         Corporate Controller
                                         (Principal Accounting Officer)