Form 10-K
period 1998-08-31
AMCAST INDUSTRIAL CORP
filed 1998-11-25
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1998          Commission file number 1-9967


                          AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                      OHIO                                   31-0258080
          --------------------------------           ---------------------------
             (State of Incorporation)                     (I.R.S. employer
                                                        identification no.)

7887 Washington Village Drive, Dayton, Ohio                           45459
--------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or in information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

     Aggregate market value of common shares, no par value, held by non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of October 22, 1998 -- $151,430,305.

     Number of common shares outstanding, no par value, as of October 22, 1998 -- 9,206,529 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV -- Portions of Annual Report to Shareholders for the year ended August 31, 1998.

     Part III--Portions of Proxy Statement for the Annual Meeting of Shareholders to be held on December 17, 1998 filed November 10, 1998.

                                     PART I
                                     ------

ITEM 1 - BUSINESS
-----------------


       Amcast Industrial Corporation, an Ohio corporation incorporated in 1869, and its subsidiaries (called collectively "Amcast" or the "Company") are engaged in the business of producing fabricated metal products and cast and tubular metal products in a variety of shapes, sizes, and metals for sale to end users directly, through sales representatives and distributor organizations, and to original equipment manufacturers. The Company serves three major sectors of the economy: automotive, construction, and industrial. Manufacturing facilities are located in five states, primarily in the Midwestern United States and in Italy.

       During fiscal 1998, the Company acquired Lee Brass Company, located in Anniston, Alabama; ceased operations at Flagg Brass, Inc., located in Stowe, Pennsylvania; and in October 1998 completed the sale of Superior Valve Company, located in Washington, Pennsylvania. See further discussion in "Flow Control Products" below. On August 19, 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. and its subsidiaries ("Speedline"), a major European manufacturer located in Italy. During fiscal 1998, Amcast sold Amcast Precision Products Inc. in Rancho Cucamonga, California. See further discussion in "Engineered Components" below.

       The Company operates in two business segments--(1) Flow Control Products and (2) Engineered Components. Information concerning the net sales, operating profit, and identifiable assets of each segment, including foreign manufacturing operations, for years 1996 through 1998 appears under "Business Segments" in the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended August 31, 1998. Such information is incorporated herein by reference and is included as Exhibit 13.1 of this report. Domestic export sales were $33.4 million, $30.9 million, and $25.6 million in fiscal 1998, 1997, and 1996, respectively.


FLOW CONTROL PRODUCTS
---------------------

       The Flow Control Products segment (Flow Control) includes the businesses of Elkhart Products Corporation (Elkhart), Lee Brass Company, and Amcast Industrial Ltd. Elkhart produces a complete line of wrot copper fittings for use in residential, commercial, and industrial construction and markets brass pipe fittings. Lee Brass manufactures cast brass products for residential, commercial, and industrial plumbing systems as well as specific cast brass components unique to the application of original equipment manufacturers. Amcast Industrial Ltd. is the Canadian marketing channel for Amcast's Flow Control segment manufacturing units.

       The Company's Flow Control business is a leading supplier of copper pipefittings for the industrial, commercial, and residential construction markets. These products are sold through distributors and wholesalers. Shipments are primarily made by truck from Company locations directly to customers. The competition is comprised of a number of manufacturers of parts for air conditioning, refrigeration, and plumbing systems. The Company believes that competition in this segment is based on a number of factors including product quality, service, delivery, and value.

       The Company's Flow Control business is one of three major suppliers of copper and brass fittings to the North American industrial, commercial and residential plumbing markets. Flow Control Products sales of copper and brass fittings amounted to $142.4 million, $125.9 million, and $123.4 million in fiscal 1998, 1997, and 1996, respectively. Products are sold primarily through plumbing wholesalers, retail hardware stores and home centers, and to original equipment manufacturers and replacement parts distributors in the air conditioning and commercial refrigeration business. Competition is based on service levels, pricing, and breadth

---------------------

of product offering. The Company's prime competitors are Mueller Industries, Inc., a publicly-owned company listed on the New York Stock Exchange, and NIBCO Inc., a privately-held company headquartered in Elkhart, Indiana. Both Mueller Industries, Inc. and NIBCO Inc. may have total financial resources greater than the Company's.

       On April 9, 1998, the Company acquired Lee Brass Company, a privately-owned company located in Anniston, Alabama. Lee Brass is a major manufacturer of cast brass products for residential, commercial, and industrial plumbing systems. The purchase price was approximately $16.1 million consisting of cash payments of $11.7 million and debt assumption of $4.4 million. Sales of Lee Brass for the twelve months ended December 31, 1997 were approximately $39.0 million.

       Following the acquisition of Lee Brass, the Company announced plans to consolidate its Flagg Brass operations into Lee Brass and cease operations at Flagg Brass, which is located in Stowe, Pennsylvania. Expected to be completed by December 31, 1998, the consolidation plan includes the transfer of certain product lines to Lee Brass, the sale or closure of the Flagg Brass facility, and the termination of approximately 100 salaried and hourly personnel. The Company's consolidated financial results are not expected to be significantly affected by the closure of Flagg Brass and the transfer of certain product lines to Lee Brass.

       On October 16, 1998, the Company sold Superior Valve Company (Superior) which is located in Washington, Pennsylvania, to Harsco Corporation. Superior manufactures valves and accessories used in air conditioning and refrigeration systems, and compressed gas cylinder valves for the welding, specialty, carbonic, and medical gas industries. Superior sales in fiscal 1998 were approximately $42.0 million.

       The majority of the Flow Control business is based on customer purchase orders for their current product requirements. Such orders are filled from inventory positions maintained in the regional warehouse distribution network. In certain situations, longer-term supply arrangements are in place with major customers. Such arrangements are of the type that stipulate a certain percentage of the customer's requirements to be delivered at a specific price over a set period of time. Such arrangements are beneficial to the Company in that they provide firm forecasts of demand that allow for efficient use of equipment and manpower.

       See Properties at Item 2 of this report for information on the Company's facilities which operate in this segment.

ENGINEERED COMPONENTS
---------------------

       The Engineered Components segment produces cast and fabricated metal products principally for sale to original equipment manufacturers in the transportation, construction, air conditioning, and refrigeration industries. The Company's manufacturing processes involve the melting of raw materials for casting into metal products having the configuration, flexibility, strength, weight, and finish required for the customer's end use. The Company also custom fabricates copper and aluminum tubular parts. The Company manufactures products on a high-volume, medium-volume, and specialized basis and its metal capabilities include aluminum, magnesium, and copper. Products manufactured by the North American operations of this segment include aluminum castings for suspension, air conditioning and anti-lock braking systems, master cylinders, differential carriers, brake calipers and cast aluminum wheels for use on automobiles and light trucks, and parts for use in heating and air conditioning systems. Delivery is mostly by truck from Amcast locations directly to customers.

------------------------------

       Principal products manufactured by Speedline include aluminum wheels for passenger cars and trucks. Speedline also manufactures aluminum and magnesium racing wheels, aftermarket wheels, modular wheels and hubcaps. Refer to "Acquisitions, Divestitures, and Restructurings" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 1998, Exhibit 13.1 herein, for additional information related to the Speedline acquisition.

       The Company's Engineered Components segment is not solely dependent on a single customer; however, a significant portion of the Company's Engineered Components business is directly or indirectly dependent on the major automobile manufacturers. The Company's net sales to various divisions of General Motors Corporation were $150.9 million, $139.7 million, and $114.5 million for fiscal 1998, 1997, and 1996, respectively. No other customer accounted for more than 10% of consolidated sales.

       The Company's Engineered Components segment is a leading supplier of aluminum automotive components and aluminum wheels for automotive original equipment manufacturers in North America. With the acquisition of Speedline, the Company is also a leading supplier of light-alloy wheels for automotive original equipment manufacturers and aftermarket applications in Europe. Competition in the automotive components industry is global with numerous competitors. The basis of competition is generally design and engineering capability, price, product quality, and delivery.

       There are approximately 25 competitors in the aluminum automotive component business serving the North American market. Principal competitors include Alcoa, CMI International Inc., A-CMI, Stahl Specialty Company, Contech, a subsidiary of SPX Corporation, and Citation Corporation, some of which have significantly greater financial resources than the Company.

       There are approximately 18 producers of aluminum wheels which service the North American market. The largest of these are Superior Industries International, Inc. and Hayes Lemmerz International, Inc.. The next tier of suppliers includes the Company, Reynolds Metals Company, Alcoa, and Enkei America Inc. Some of the Company's competitors in the aluminum wheel business have significantly greater financial resources than the Company.

       There are approximately 15 competitors in the aluminum and magnesium automotive wheel business serving the European market. Principal competitors include Hayes Lemmerz International, Inc., Ronal, ATS, and Alloy Wheels International (AWI), some of which may have significantly greater financial resources than the Company.

       The Company operates on a "blanket" order basis and generally supplies all of the customer's annual requirements for a particular part. Customers issue firm releases and shipping schedules each month against their blanket orders depending on their current needs. As a result, order backlog varies from month to month and is not considered firm beyond a 30-day period.

       Effective March 30, 1998, the Company sold Amcast Precision Products Inc. (Precision), its Rancho Cucamonga, California investment casting operation, for $25.4 million. Precision produces ferrous and nonferrous castings for the aerospace industry. Precision sales were approximately $19.0 million in fiscal 1997. This was Amcast's only operation in the aerospace industry.

       See Properties at Item 2 of this report for information on the Company's facilities which operate in this segment.

GENERAL INFORMATION
-------------------

       Aluminum and copper, the essential raw materials to the business, are commodity-based metals purchased from worldwide sources of supply. Supplier selection is based upon quality, delivery, reliability, and price. Availability of these materials is judged to be adequate. The Company does not anticipate any material shortage that will alter production schedules during the coming year.

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

       Capital expenditures related to compliance with federal, state, and local environmental protection regulations for fiscal 1999 and 2000 are not expected to be material. Management believes that operating costs related to environmental protection will not have a materially adverse effect on future earnings or the Company's competitive position in the industry.

       Amcast employed approximately 4,500, 4,040, and 2,600 associates at August 31, 1998, 1997, and 1996, respectively.

       With the acquisition of Speedline, the percentage of the Company's consolidated net sales derived from the automotive original equipment market has increased. The automotive industry in general is cyclical and varies based on the timing of consumer purchases of vehicles and overall economic strength. Production schedules can vary significantly from quarter to quarter to meet customer demands. The Company normally experiences reduced sales volume in the fourth and, to a lesser degree, the first quarter due to plant closings by original equipment manufacturers for vacations and model changeovers.

     CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

Certain statements in this Report, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement, include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive industry, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive pressures in the Company's Engineered Components and Flow Control Products segments, effectiveness of production improvement plans, inherent uncertainties in connection with international operations and foreign currency fluctuations and labor relations at the Company and its customers facilities.

ITEM 2 - PROPERTIES
-------------------

The following table provides certain information relating to the Company's principal facilities as of October 22, 1998:

                                       SQUARE
        FACILITY                       FOOTAGE                  USE
-----------------------------          -------       -----------------------------

Flow Control Products Segment
-----------------------------

Elkhart, Indiana                         222,000     Copper fittings manufacturing
                                                     plant, warehouse, and sales
                                                     and general offices

Fayetteville, Arkansas                   107,800     Copper fittings manufacturing plant

Burlington, Ontario Canada                20,214     Distribution warehouse and
                                                     branch sales office for
                                                     Flow Control Products

Anniston, Alabama                        380,200     Brass foundry, machining,
                                                     warehouse and distribution

Engineered Components Segment
-----------------------------

Geneva, Indiana                          105,748     Custom fabricated copper
                                                     and aluminum tubular
                                                     products manufacturing plant

Cedarburg, Wisconsin                     133,000     High-volume, aluminum alloy
                                                     permanent-mold foundry

Richmond, Indiana                         97,300     High-volume, aluminum alloy
                                                     permanent-mold foundry

Fremont, Indiana                         139,788     Cast aluminum automotive wheels
                                                     plant

Gas City, Indiana                        201,600     Cast aluminum automotive wheels
                                                     plant

Wapakoneta, Ohio                         188,000     Cast, machined and assembled
                                                     aluminum suspension components
                                                     plant

Southfield, Michigan                       8,840     Automotive component sales,
                                                     product development and
                                                     engineering center offices

Tabina S. Maria di Sala, Italy           315,586     Aluminum passenger car wheels,
                                                     aluminum and magnesium wheels
                                                     for OEM racing and aftermarket
                                                     plant

Caselle S. Maria di Sala, Italy           56,855     Light alloy wheels plant

                                       SQUARE
        FACILITY                       FOOTAGE                  USE
-----------------------------          -------       -----------------------------

Bolzano, Italy                           196,656     Aluminum cast car wheels,
                                                     truck cast aluminum wheels
                                                     plant

Riese Pio X (TV), Italy                   24,291     Aluminum passenger car wheels
                                                     plant


Corporate
---------

Dayton, Ohio                              16,281     Executive and general offices


       The land and building in Burlington, Ontario, are leased under a five-year lease expiring in 2003. The land in Richmond and Gas City, Indiana, is leased under 99 year leases, expiring in 2091. The Corporate offices are being leased for five years expiring in 2003. The Amcast Automotive offices in Southfield, Michigan, are being leased for five years expiring in the year 2000, with an option for a five year renewal. Four buildings used by Speedline S.r.l. are leased. Two of the leased buildings are located in Tabina S. Maria di Sala, Italy. One building of 20,688 square feet is leased until 2003 and one of 44,024 square feet is leased until 2002, with an option for a six-year renewal. The Speedline building located in Caselle S. Maria di Sala, Italy is leased until 2001. The land and buildings in Riese Pio X are leased until 2000 and renewable from year to year thereafter. All other properties are owned by the Company.

       A portion of the land and building at Fayetteville, Arkansas, is subject to a mortgage in favor of Bank One, Dayton, NA, to secure the payment of a $5,050,000 bond issue dated December 1, 1991, and maturing December 1, 2004.

       The Company's operating facilities are in good condition and are suitable for the Company's purposes. Utilization of capacity is dependent upon customer demand. During 1998, total company-wide productive capacity utilization ranged from 71% to 95%, and averaged 85% of the Company's total capacity.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

       Certain legal matters are described at "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 1998, Exhibit 13.1 herein.

       Allied Signal, Inc. has brought a superfund private cost recovery and contribution action against the Company in the United States District Court for the Southern District of Ohio, Western Division, which is captioned ALLIED-SIGNAL, INC. V. AMCAST INDUSTRIAL CORPORATION (Case No. C-3-92-013). The action involves the Goldcamp Disposal Site in Ironton, Ohio. Allied-Signal has taken the lead in remediating the site and has estimated that its total costs for the remediation may reach $30 million. Allied is seeking a contribution from the Company in an amount equal to 50% of the final remediation costs. A trial in this proceeding was completed in February 1995, but no judgment has been rendered. The Company believes its responsibility with respect to the Goldcamp Site is limited, primarily due to the nature of the foundry sand waste it disposed of at the site. The Company believes that if it has any liability at all in regard to the Goldcamp Site, that liability would not be material to its financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

       None

EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------

       John H. Shuey, age 52, has been Chairman, President and Chief Executive Officer of the Company since December 1997 and a director since March 1994. Mr. Shuey was President and Chief Executive Officer from March 1995 to December 1997. Mr. Shuey was President and Chief Operating Officer from December 1993 to March 1995. Mr. Shuey was Executive Vice President from February 1991 to December 1993. Mr. Shuey is also a director of Cooper Tire & Rubber Company.

       Thomas K. Walker, age 57, has been President of Amcast Automotive since August 1995. From 1992 to 1995, Mr. Walker was President of ITT Automotive's North American operations. Mr. Walker was also President of Allied Signal Automotive Catalyst Co. in Tulsa, Oklahoma from 1985 to 1992.

       Dennis A. Bertram, age 61, has been Senior Vice President, Amcast Automotive and Division Manager of North American Wheel Division since September 1997. Mr. Bertram was Senior Vice President, Manufacturing Strategy from February 1997 to August 1997. Mr. Bertram was also Senior Vice President, Operations of Amcast Automotive from August 1995 to January 1997. From May 1992 until July 1995, he was President and General Manager of the same group.

       Giovanni Scarlini, age 47, was appointed General Manager and Managing Director of Speedline S.p.A. upon Amcast's acquisition of Speedline in August 1997. Mr. Scarlini has been with Speedline since November 1996. From 1986 to March 1996, Mr. Scarlini occupied several management positions with CESAB, the most recent being General Manager.

       Michael N. Powell, age 51, has been President of Amcast Flow Control Products Group, since May 1996. From April 1994 until May 1996, he was Vice President/General Manager of Superior Valve Company. Mr. Powell was President and Chief Operating Officer of Versa Technologies, Inc. in Racine, Wisconsin from May 1991 to December 1993.

       Douglas D. Watts, age 53, has been Vice President, Finance since August 1994. From 1987 to August 1994 Mr. Watts held various financial management positions with General Cable Corporation, of which the most recent post was Vice President and Controller.

       Dean Meridew, age 44, has been Vice President, Amcast Europe since September 1997. From June 1992 to September 1997, he was Division Manager for the Company's North American wheel operations. Prior to that, Mr. Meridew was Operations Manager and Engineering Manager within the Company's North American wheel operations since January 1985.

       Denis G. Daly, age 56, has been Vice President, General Counsel and Secretary since January 1990. From January 1988 to December 1989, he worked in private practice at the law firm of Thompson, Hine, and Flory.

       Robert C. Collevechio, age 46, has been Vice President, Human Resources since September 1996. From 1992 to 1996, he was Director of Human Resources for the North American operations of Carrier Corporation.

-----------------------------------------

       James R. Van Wert, Jr., age 40, has been Vice President, Technology since June 1997. Prior to that, Mr. Van Wert was with the Aluminum Company of America (ALCOA), in numerous capacities. His last position was Director of Technology, Forging & Casting, focusing primarily on the automotive industry.

       Michael R. Higgins, age 52, has been Treasurer since January 1987.

       Mark D. Mishler, age 40, has been Controller since April, 1998. From April 1995 to April 1998, he was International Controller for Witco Corporation. From April 1991 to April 1995, he was a Divisional Controller for Siemens.


                                    PART II
                                    -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

       Amcast common stock is listed on the New York Stock Exchange, ticker symbol AIZ. As of August 31, 1998, there were 9,206,529 of the Company's common shares outstanding, and there were approximately 6,819 shareholders of Amcast's common stock, including shareholders of record and the Company's estimate of beneficial holders.

                                           Range of Stock
                                               Prices
                                    -----------------------------     Dividends
                                        High             Low          Per Share
                                        ----             ---          ---------

Fiscal
------
1998
----
              First Quarter          $  25 7/8        $  22 1/2       $  .14
              Second Quarter            24 7/8           20 15/16        .14
              Third Quarter             22 9/16          19 5/8          .14
              Fourth Quarter            21 11/16         15 1/4          .14

Fiscal
------
1997
----
              First Quarter          $  25 3/4        $  17 5/8       $  .14
              Second Quarter            25 7/8           22 1/4          .14
              Third Quarter             26 1/8           21 1/4          .14
              Fourth Quarter            27 1/2           23 15/16        .14

       At "Long-Term Debt and Credit Arrangements" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 1998, Exhibit 13.1 herein, is certain information concerning provisions affecting the payment of dividends.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

       The information required by this item is incorporated herein by reference to "Selected Data" of the Company's Annual Report to Shareholders for the year ended August 31, 1998, Exhibit 13.1 herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

       The information required by this item is incorporated herein by reference to "Management's Discussion of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended August 31, 1998,
Exhibit 13.1 herein.

ITEM 7a - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

       The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. To manage the volatility relating to these exposures on a consolidated basis, the Company takes advantage of natural offsets. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK
       Due to its Foreign operations, the Company has assets, liabilities, and cash flows in currencies other than the U.S. dollar. The Company minimizes the impact of foreign currency exchange rate fluctuations on its Italian net investment with debt borrowings denominated in Italian lira. Fluctuations in foreign currency exchange rates also impact the dollar value of non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on the dollar value of non-U.S. cash flows, a hypothetical 10% change in the average exchange rate for fiscal 1998 would have changed income before taxes by approximately $1.0 million.

       The Company's Italian operations also attempt to keep asset and liability positions that are denominated in non-functional currencies, primarily the U.S. dollar, German marks, and French francs, in balance. During fiscal 1998, the net exposure averaged approximately $6.0 million; a hypothetical 10% change in the average exchange rates would change the exposure by $.6 million. The analysis assumes a parallel shift in currency exchange rates, relative to the Italian lira. Exchange rates rarely move in the same direction, and the assumption that the exchange rates change in parallel may overstate the impact of the foreign currency exchange rate fluctuations.

INTEREST RATE RISK
       To manage its exposure to changes in interest rates, the Company uses both fixed and variable rate debt. At August 31, 1998, the Company had approximately $172.8 million of debt obligations outstanding with variable interest rates with a weighted-average effective interest rate of 5.73%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 1998, would change interest expense by approximately $1.0 million.

FORWARD-LOOKING STATEMENTS
       The above discussion and the estimated amounts generated from the sensitivity analyses referred to above include forward-looking statements of market risk which assume that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions; accordingly, the forward-looking statements should not be considered projections by the Company of future events or losses.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

       The information required by this item is incorporated by reference to "Consolidated Financial Statements and Notes to Consolidated Financial Statements", together with the report thereon of Ernst & Young LLP and "Quarterly Financial Data (Unaudited)" of the Company's Annual Report to Shareholders for the year ended August 31, 1998, Exhibit 13.1 herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

       None

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

       The information required by this item relating to directors and executive officers of the Company is incorporated herein by reference to that part of the information under "Election of Directors" on pages 2 and 3, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1998. Certain information concerning executive officers of the Company appears under "Executive Officers of Registrant" at Part I, pages 8 and 9, of this Report.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

       The information required by this item is incorporated herein by reference to "Executive Compensation" on pages 6 through 12 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1998.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT
          ----------

       The information required by this item is incorporated herein by reference to "Security Ownership of Directors, Nominees and Officers" on page 5 and "Security Ownership of Certain Beneficial Owners" on page 14 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1998.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

       The information required by this item is contained on pages 9 and 12 in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1998, which is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------------------------------------------------------------
          ON FORM 8-K
          -----------

(a)      Documents filed as part of this report.

1.       Financial statements:

             The following financial statements of Amcast Industrial Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 1998, are incorporated by reference at
             Item 8 of this report.

             Consolidated Statements of Income -
                      Years Ended August 31, 1998, 1997, and 1996.

             Consolidated Statements of Financial Condition -
                      August 31, 1998 and 1997.

             Consolidated Statements of Shareholders' Equity -
                      Years Ended August 31, 1998, 1997, and 1996.

             Consolidated Statements of Cash Flows -
                      Years Ended August 31, 1998, 1997, and 1996.

             Notes to Consolidated Financial Statements

             Report of Independent Auditors

2.       Consolidated financial statement schedule:

               Schedule                                                                   Page Number
                Number                          Description                               In This Report
               --------       --------------------------------------------------          --------------

                  II          Valuation and Qualifying Accounts and Reserves -
                              August 31, 1998, 1997, and 1996                                   14

              All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.       Exhibits - See Index to Exhibits (page 15 hereof).

4. Reports on Form 8-K - During the fourth quarter ended August 31, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of November 1998.

                                                AMCAST INDUSTRIAL CORPORATION
                                                (Registrant)

                                            By  /s/John H. Shuey
                                                --------------------------------
                                                John H. Shuey
                                                Chairman, President and
                                                Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

        Signature                               Title                                 Date
------------------------                --------------------------------        -----------------

/s/John H. Shuey                        Chairman, President and
------------------------                Chief Executive Officer                 November 25, 1998
John H. Shuey                           Director
                                        (Principal Executive Officer)

/s/Douglas D. Watts                     Vice President, Finance                 November 25, 1998
------------------------                (Principal Financial and
Douglas D. Watts                        Accounting Officer)

/s/Mark D. Mishler                      Controller                              November 25, 1998
------------------------                (Principal Accounting Officer)
Mark D. Mishler

*Leo W. Ladehoff                        Director                                November 25, 1998
*Walter E. Blankley                     Director                                November 25, 1998
*Peter H. Forster                       Director                                November 25, 1998
*Ivan W. Gorr                           Director                                November 25, 1998
*Earl T. O'Loughlin                     Director                                November 25, 1998
*William G. Roth                        Director                                November 25, 1998
*R. William Van Sant                    Director                                November 25, 1998

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

                                            By  /s/John H. Shuey
                                                -------------------------
                                                John H. Shuey
                                                Attorney in Fact

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                ($ In Thousands)



                                                                  Additions
                                                          -----------------------------
                                           Balance         Charged to       Charged to
                                          Beginning        Costs and          Other                                Balance at
                Description               of Period         Expenses         Accounts         Deductions          End of Period
----------------------------------------------------------------------------------------------------------------------------------

Deducted From Asset Accounts


     Reserves for unrealized
     losses on properties and
     other assets held for sale:

         Year ended August 31, 1998       $    2,818                                                                $   2,818
         Year ended August 31, 1997       $    3,071                                          $   (253)(1)          $   2,818
         Year ended August 31, 1996       $    3,071                                                                $   3,071





(1) Write off of assets against reserve.

                                INDEX OF EXHIBITS


  Exhibit                                                                         See Key
  Number                Description                                               Below
  ------      --------------------------------------                               -----
    3         ARTICLES OF INCORPORATION AND BY-LAWS:

              3.1    Articles of Incorporation of Amcast Industrial Corporation,
                     incorporated by reference from Form 10-K for the year ended
                     August 31, 1996.                                                I

              3.2    Code of Regulations of Amcast Industrial Corporation,
                     incorporated by reference from Form 10-K for the year ended
                     August 31, 1996.                                                I

    4         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
              HOLDERS, INCLUDING INDENTURES:

              4.1    $200,000,000 revolving credit agreement between Amcast
                     Industrial Corporation and KeyBank National Association
                     dated August 14, 1997, incorporated by reference from Form
                     8-K filed September 3, 1997.                                    I

              4.2    First Amendment Agreement dated October 7, 1997, to the
                     $200,000,000 revolving credit agreement between Amcast
                     Industrial Corporation and KeyBank National Association
                     dated August 14, 1997.                                          F

              4.3    Second Amendment Agreement dated August 30, 1998, to the
                     $200,000,000 revolving credit agreement between Amcast
                     Industrial Corporation and KeyBank National Association
                     dated August 14, 1997.                                          F

              4.4    Loan Agreement between the City of Elkhart, Indiana, and
                     Elkhart Products Corporation, dated as of February 1, 1988, for $2,050,000, Economic Development Revenue Refunding
                     Bonds, Series 1988.                                             +

              4.5    $10,000,000 Senior Note Agreement between Amcast Industrial
                     Corporation and Principal Mutual Life Insurance Company
                     dated September 1, 1989, as amended, incorporated by
                     reference from Form 10-K for the year ended August 31,
                     1996.                                                           I

              4.6    Amendment Agreement, dated July 24, 1995, to the
                     $10,000,000 Senior Note Agreement between Amcast Industrial
                     Corporation and Principal Mutual Life Insurance Company,
                     dated September 1, 1989 - incorporated by reference from
                     Form 10-K for the year ended August 31, 1995.                   I

                           -----------------

  Exhibit                                                                         See Key
  Number                Description                                               Below
  ------      --------------------------------------                               -----
              4.7    Amendment Agreement dated as of December 31, 1997, to the
                     $10,000,000 Senior Note Agreement between Amcast Industrial
                     Corporation and Principal Mutual Life Insurance Company,
                     dated September 1, 1989.                                        F

              4.8    Loan Agreement by and between the City of Fayetteville,
                     Arkansas, and Amcast Industrial Corporation, dated as of
                     December 1, 1991, for $5,050,000 City of Fayetteville,
                     Arkansas, variable/fixed rate demand Industrial Development
                     Revenue Refunding Bonds, Series 1992.                           +

              4.9    Amcast guarantee of $15,000,000 of the $25,000,000 Credit
                     and Intercreditor Agreement between Casting Technology
                     Company (a joint venture partnership between Amcast
                     Industrial Corporation and Izumi Industries, Ltd.) and
                     National Bank of Detroit and The Asahi Bank, Ltd., and a
                     copy of the Credit and Intercreditor Agreement, dated July
                     28, 1995, incorporated by reference from Form 10-K for the
                     year ended August 31, 1995.                                     I

              4.10   Amendment Agreement, dated January 5, 1996, to the
                     $25,000,000 Credit and Intercreditor Agreement between
                     Casting Technology Company and National Bank of Detroit and
                     The Asahi Bank, Ltd., dated July 28, 1995, incorporated by reference from Form 10-K for the year ended August 31,
                     1996.                                                           I

              4.11   Amendment Agreement, dated May 31,1996, to the $25,000,000
                     Credit and Intercreditor Agreement between Casting
                     Technology Company and National Bank of Detroit and The
                     Asahi Bank, Ltd., dated July 28,1995, and amended Guarantee
                     Agreement which increased Amcast's guarantee to $21,000,000 of the revised credit amount of $35,000,000, incorporated
                     by reference from Form 10-K for the year ended August 31,
                     1996.                                                           I

              4.12   Amendment Agreement dated January 28, 1997, to the credit
                     and intercreditor agreement between Casting Technology
                     Company and National Bank of Detroit, aka NBD Bank, and the
                     Asahi Bank, Ltd., dated July 28, 1995, and Amended Guaranty
                     Agreement which increased Amcast's guarantee to $23,400,000 of the revised credit amount of $39,000,000, incorporated
                     by reference from Form 10-K for the year ended August 31,
                     1997.                                                           I

                           -----------------

  Exhibit                                                                         See Key
  Number                Description                                               Below
  ------      --------------------------------------                               -----
              4.13   Amendment Agreement dated August 3, 1998, to the credit and intercreditor agreement between Casting Technology Company and National Bank of Detroit, aka NBD Bank, and the Asahi
                     Bank, Ltd., dated July 28, 1995.                                F

              4.14   $50,000,000 Note Agreement between Amcast Industrial
                     Corporation and Principal Mutual Life Insurance Company and
                     The Northwestern Mutual Life Insurance Company, dated
                     November 1, 1995, incorporated by reference from Form 10-K
                     for the year ended August 31,1995.                              I

              4.15   Amendment Agreement dated December 31, 1997, to $50,000,000
                     Note Agreement between Amcast Industrial Corporation and
                     Principal Mutual Life Insurance Company, dated November 1,
                     1995.                                                           F

    10        MATERIAL CONTRACTS:

              10.1   Amcast Industrial Corporation Employee Share- builder Plan effective August 26, 1987, incorporated by reference from
                     Form 10-K for the year ended August 31, 1996.                   I

              10.2   Amcast Industrial Corporation Annual Incentive Plan
                     effective September 1, 1982, incorporated by reference from
                     Form 10-K for the year ended August 31, 1996.                   I

              10.3   Deferred Compensation Agreement for Directors of Amcast
                     Industrial Corporation, incorporated by reference from Form
                     10-K for the year ended August 31, 1996.                        I

              10.4   Executive Agreement between Amcast Industrial Corporation
                     and Leo W. Ladehoff, former Chairman of the Board and Chief
                     Executive Officer of the Company, dated March 3, 1995,
                     incorporated by reference from Form 10-Q for the quarter
                     ended May 28, 1995.                                             I

              10.5   Indemnification Agreement for Directors of Amcast
                     Industrial Corporation, effective October 30, 1987,
                     incorporated by reference from Form 10-K for the year ended
                     August 31, 1996.                                                I

                           -----------------

  Exhibit                                                                         See Key
  Number                Description                                               Below
  ------      --------------------------------------                               -----

              10.6   First Master Benefit Trust Agreement between Amcast
                     Industrial Corporation and Bank One, Dayton, NA, effective
                     March 11, 1988, incorporated by reference from Form 10-K
                     for the year ended August 31, 1996.                             I

              10.7   Amcast Industrial Corporation 1989 Stock Incentive Plan,
                     effective October 19, 1988, as amended, effective December
                     9, 1992 and as amended, effective November 1, 1996,
                     incorporated by reference from Form 10-Q for the quarter
                     ended February 28, 1994.                                        I

              10.8   Amcast Industrial Corporation 1989 Director Stock Option
                     Plan, effective October 19, 1988, incorporated by reference
                     from Form 10-K for the year ended August 31, 1996.              I

              10.9   Amcast Industrial Corporation Change of Control Agreements
                     effective September 1, 1996, incorporated by reference from
                     Form 10-K for the year ended August 31, 1996.                   I

              10.10  Amcast Industrial Corporation Long-Term Incentive Plan
                     effective September 1, 1991, incorporated by reference from
                     Form 10-K for the year ended August 31, 1992, as amended
                     effective May 27, 1998.                                         I

              10.11  Amcast Industrial Corporation Nonqualified Supplementary
                     Benefit Plan, effective May 29, 1991, incorporated by
                     reference from Form 10-K for the year ended August 31,
                     1994.                                                           I

              10.12  Change of Control Agreement between Amcast Industrial
                     Corporation and John H. Shuey, Chairman, President and
                     Chief Executive Officer, effective December 31, 1997.           F

              10.13  Share Purchase Agreement between Amcast Industrial
                     Corporation and Speedline International Holding B.V.,
                     Gerance S.A., San Marco Finanziaria S.p.A., Mr. Antonio
                     Zacchello, Mr. Giancarlo Zacchello, Mr. Gianni Zacchello,
                     Mr. Franco Zacchello and Ms. Graziella Zacchello, effective
                     July 18, 1997, incorporated by reference from Form 8-K
                     filed September 3, 1997.                                        I

                           -----------------

  Exhibit                                                                         See Key
  Number                Description                                               Below
  ------      --------------------------------------                               -----
    13        ANNUAL REPORT TO SECURITY HOLDERS:

              13.1   Amcast Industrial Corporation Annual Report to Shareholders
                     for year ended August 31, 1998. Those portions of the
                     Annual Report as are specifically referenced under Parts I,
                     II, and IV of this report are filed herein.                     F

    21        SUBSIDIARIES OF THE REGISTRANT:

              Amcast Industrial Corporation has twenty-six wholly-owned subsidiaries, with the exception of Lee Brass Company, which is 96% owned by an Amcast wholly owned subsidiary, which are included in the consolidated financial statements of the Company.
              Information regarding these subsidiaries is set forth below:

              Amcast Industrial Limited
              Jurisdiction of Incorporation:                       Ontario, Canada
              Name Under Which Business Is Done:                   Amcast Industrial Limited

              Elkhart Products Corporation
              Jurisdiction of Incorporation:                       Indiana
              Name Under Which Business Is Done:                   Elkhart Products Corporation

              WheelTek, Inc.
              Jurisdiction of Incorporation:                       Indiana
              Name Under Which Business Is Done:                   Amcast Automotive Wheel Division

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

              Amcast Automotive, Inc.
              Jurisdiction of Incorporation:                       Michigan
              Name Under Which Business Is Done:                   Amcast Automotive, Inc.

                           -----------------

  Exhibit                                                                         See Key
  Number                Description                                               Below
  ------      --------------------------------------                               -----
              Amcast Casting Technologies, Inc.
              Jurisdiction of Incorporation:                       Indiana
              Name Under Which Business Is Done:                   Amcast Casting Technologies, Inc.

              Lee Brass Company
              Jurisdiction of Incorporation:                       Delaware
              Name Under Which Business is Done:                   Lee Brass Company

              Speedline S.r.l.
              Jurisdiction of Incorporation:                       Italy
              Name Under Which Business Is Done:                   Speedline S.r.l.

              Speedcast B.V.
              Jurisdiction of Incorporation:                       The Netherlands
              Name Under Which Business Is Done:                   Speedcast B.V.

              Speedline Engineering S.p.A.
              Jurisdiction of Incorporation:                       Italy
              Name Under Which Business Is Done:                   Speedline Engineering S.p.A.

              Speedline Components S.r.l.
              Jurisdiction of Incorporation:                       Italy
              Name Under Which Business Is Done:                   Speedline Components S.r.l.

              Speedline Competition S.r.l.
              Jurisdiction of Incorporation:                       Italy
              Name Under Which Business Is Done:                   Speedline Competition S.r.l.

              Alustampi S.r.l.
              Jurisdiction of Incorporation:                       Italy
              Name Under Which Business Is Done:                   Alustampi S.r.l.

              Speedline UK Limited
              Jurisdiction of Incorporation:                       England
              Name Under Which Business Is Done:                   Speedline UK Limited

              Speedline France S.a.r.l.
              Jurisdiction of Incorporation:                       France
              Name Under Which Business Is Done:                   Speedline France S.a.r.l.

              Fusione e Lavorazioni Technologiche S.r.l.
              Jurisdiction of Incorporation:                       Italy
              Name Under Which Business Is Done:                   Fusione e Lavorazioni
                                                                      Technologiche S.r.l.

              LA. MEC. S.r.l.
              Jurisdiction of Incorporation:                       Italy
              Name Under Which Business Is Done:                   LA. MEC. S.r.l.

    23        CONSENTS OF EXPERTS AND COUNSEL:

              23.1   Consent of Ernst & Young LLP dated November 20, 1998, with respect to the incorporation by reference of their report
                     dated October 13, 1998, into this Annual Report (Form
                     10-K), the inclusion of the financial statement schedule
                     listed in Item 14(a)(2) to the financial statements covered by their report dated October 13, 1998, and material
                     incorporated by reference into Amcast Industrial
                     Corporation's Post-Effective Amendment No. 1 to
                     Registration Statement No. 33-2876 on Form S-8, on
                     Registration Statements on Form S-8 (Registration Nos.
                     33-18690, 33-28080, 33-28084, 33-38176, 33-61290 and
                     333-00133), and on Registration Statement No. 33-28075 on
                     Form S-3                                                        F

    24        POWER OF ATTORNEY:

              24.1   Powers of attorney of persons who are indicated as having
                     executed this Annual Report Form 10-K on behalf of another.
                                                                                     F

    27        FINANCIAL DATA SCHEDULE:

              27.1   Article 5 of Regulation S-X Financial Data Schedule Form
                     10-K for the year ended August 31, 1998.                        F

Key:
"F"  Indicates document filed herewith.
"I"  Indicates document incorporated from another filing.
+ Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total consolidated assets of the Company and that the Company will furnish a copy of the document to the Commission upon its request.





NOTE: Exhibits have been omitted from the reproduction of this Form 10-K. A copy of the exhibits can be obtained at a reasonable copying charge by writing to Investor Relations, Amcast Industrial Corporation, P.O. Box 98, Dayton, Ohio 45401.