Form 10-Q
period 1998-11-29
AMCAST INDUSTRIAL CORP
filed 1999-01-13
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549



                                    FORM 10-Q

      (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     ----
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended November 29, 1998            Commission File Number 1-9967
                                                                          ------



                          AMCAST INDUSTRIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                             31-0258080
-------------------------------                              -----------------
   (State of Incorporation)                                  (I.R.S. Employer
                                                             Identification No.)

7887 Washington Village Drive, Dayton, Ohio                    45459
-------------------------------------------------              ----------
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

Number of Common Shares outstanding, no par value, as of November 29, 1998 - 9,193,025 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 29, 1998

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial                                       3
                 Condition - November 29, 1998 and August 31, 1998

                 Consolidated Condensed Statements of Income -                                        4
                 for the Three Months Ended November 29, 1998
                 and November 30, 1997

                 Consolidated Condensed Statements of Retained Earnings -                             4
                 for the Three Months Ended November 29, 1998
                 and November 30, 1997

                 Consolidated Condensed Statements of Cash Flows -                                    5
                 for the Three Months Ended November 29, 1998 and
                 November 30, 1997

                 Notes to Consolidated Condensed Financial Statements                               6-9

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                              10-15

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk                           16

PART II - OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K                                                      16

SIGNATURES                                                                                           17

PART I - FINANCIAL INFORMATION

                       AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (unaudited)

                                                                                    NOVEMBER 29           August 31
                                                                                       1998                  1998
                                                                                 ------------------    -----------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                             $ 24,283              $ 7,022
    Accounts receivable                                                                    107,592              111,066
    Inventories                                                                             78,765               84,255
    Other current assets                                                                    21,731               20,308
                                                                                 ------------------    -----------------
                                                       TOTAL CURRENT ASSETS                232,371              222,651

PROPERTY, PLANT, AND EQUIPMENT                                                             390,682              398,878
    Less accumulated depreciation                                                         (133,249)            (138,761)
                                                                                 ------------------    -----------------
                                                                                           257,433              260,117

GOODWILL                                                                                    61,277               62,555
OTHER ASSETS                                                                                16,630               18,127
                                                                                 ------------------    -----------------
                                                                                         $ 567,711            $ 563,450
                                                                                 ==================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term debt                                                                       $ 19,135             $ 16,878
    Current portion of long-term debt                                                        6,214                6,370
    Accounts payable                                                                        75,770               72,887
    Accrued expenses                                                                        47,806               39,587
                                                                                 ------------------    -----------------
                                                  TOTAL CURRENT LIABILITIES                148,925              135,722

LONG-TERM DEBT - LESS CURRENT PORTION                                                      193,146              217,199
DEFERRED INCOME TAXES                                                                       22,788               25,164
DEFERRED LIABILITIES                                                                        29,656               24,551

SHAREHOLDERS' EQUITY
    Preferred shares, without par value:
        Authorized - 1,000,000 shares; Issued - None                                             -                    -
    Common shares, at stated value
        Authorized - 15,000,000 shares
        Issued - 9,206,529 shares                                                            9,207                9,207
    Capital in excess of stated value                                                       78,964               78,964
    Accumulated other comprehensive income (losses)                                          2,939                 (945)
    Cost of 13,504 common shares in treasury                                                  (242)                   -
    Retained earnings                                                                       82,328               73,588
                                                                                 ------------------    -----------------
                                                                                           173,196              160,814
                                                                                 ------------------    -----------------
                                                                                         $ 567,711            $ 563,450
                                                                                 ==================    =================

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                               --------------------------------------
                                                                                  NOVEMBER 29          November 30
                                                                                      1998                1997
                                                                               -------------------   ----------------
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Net sales                                                                               $ 146,024          $ 140,979
Cost of sales                                                                             121,177            117,383
                                                                                -------------------   ----------------
                                                                  GROSS PROFIT             24,847             23,596
Selling, general and administrative expenses                                               13,677             13,267
(Gain) loss on sale of business                                                            (9,023)                 -
                                                                               -------------------   ----------------
                                                              OPERATING INCOME             20,193             10,329
Equity in loss of joint venture and other (income) and expense                                 51               (518)
Interest expense                                                                            3,585              3,468
                                                                               -------------------   ----------------
                                                INCOME BEFORE INCOME TAXES AND
                                        CUMULATIVE EFFECT OF ACCOUNTING CHANGE             16,557              7,379
Income taxes                                                                                6,528              2,819
                                                                               -------------------   ----------------
                                               INCOME BEFORE CUMULATIVE EFFECT
                                                          OF ACCOUNTING CHANGE             10,029              4,560
Cumulative effect of accounting change, net of tax                                              -             (8,588)
                                                                               -------------------   ----------------
                                                             NET INCOME (LOSS)           $ 10,029           $ (4,028)
                                                                               ===================   ================

CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS

Beginning retained earnings                                                              $ 73,588           $ 70,565
Net income (loss)                                                                          10,029             (4,028)
Dividends                                                                                  (1,289)            (1,287)
                                                                               -------------------   ----------------
                                                      ENDING RETAINED EARNINGS           $ 82,328           $ 65,250
                                                                               ===================   ================

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change                                     $   1.09           $   0.49
Cumulative effect of accounting change                                                       -                 (0.93)
                                                                               -------------------   ----------------
Net income (loss)                                                                        $   1.09           $  (0.44)
                                                                               ===================   ================

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change                                     $   1.09           $   0.49
Cumulative effect of accounting change                                                          -              (0.93)
                                                                               ===================   ================
Net income (loss)                                                                        $   1.09           $  (0.44)
                                                                               ===================   ================

Dividends declared per share                                                             $   0.14           $   0.14
                                                                               ===================   ================

Dividends paid per share                                                                 $   0.14           $   0.14
                                                                               ===================   ================

See notes to consolidated financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)

                                                                                                Three Months Ended
                                                                                       --------------------------------------
                                                                                          NOVEMBER 29           November 30
                                                                                              1998                1997
                                                                                       -------------------   ----------------

OPERATING ACTIVITIES
       Net income (loss)                                                                         $ 10,029           $ (4,028)
       Depreciation and amortization                                                                8,228              8,170
       Gain on sale of business                                                                    (9,023)                 -
       Cumulative effect of accounting change                                                           -              8,588
       Deferred liabilities                                                                        (2,466)                87

       Changes in assets and liabilities:
             Accounts receivable                                                                    2,853             (1,787)
             Inventories                                                                           (3,706)               988
             Accounts payable                                                                       3,849             (4,637)
             Other                                                                                  8,114             (2,903)
                                                                                       -------------------   ----------------

                                                       NET CASH PROVIDED BY OPERATIONS             17,878              4,478

INVESTING ACTIVITIES
       Additions to property, plant, and equipment                                                 (8,896)            (6,130)
       Proceeds from sale of business                                                              35,604                  -
       Other                                                                                           19                (57)
                                                                                       -------------------   ----------------

                                   NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES             26,727             (6,187)

FINANCING ACTIVITIES
       Additions to long-term debt                                                                 15,000              7,300
       Reduction in long-term debt                                                                (42,379)            (1,879)
       Short-term borrowings                                                                        1,371              2,873
       Dividends                                                                                   (1,289)            (1,287)
       Purchase of treasury shares                                                                   (242)                 -
       Other                                                                                            -                233
                                                                                       -------------------   ----------------

                                   NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES            (27,539)             7,240
                                                                                       -------------------   ----------------

Effect of exchange rate changes on cash                                                               195                384
                                                                                       -------------------   ----------------

Net change in cash and cash equivalents                                                            17,261              5,915

Cash and cash equivalents at beginning of period                                                    7,022              9,608
                                                                                       -------------------   ----------------

                                            CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 24,283           $ 15,523
                                                                                       ===================   ================

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts )
                                   (unaudited)

PREPARATION OF FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The Company's investment in Casting Technology Company (CTC), a joint venture, is included in the accompanying financial statements using the equity method of accounting. The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 1998 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included.

ACCOUNTING STANDARDS ADOPTED

Effective September 1, 1997, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle was $8,588 ($.93 per share), net of tax benefits of $5,044. The Company's share of CTC's cumulative effect of a change in accounting principle was $3,529, net of tax.

Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no effect on the Company's net income or shareholders' equity. Comprehensive income includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. SFAS No. 130 requires reporting certain transactions that result in a change in shareholders' equity, such as foreign currency translation adjustments, to be included in other comprehensive income. For the Company, total comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income was $13,913 for the three-month period ended November 29, 1998 and a loss of $4,085 for the three-month period ended November 30, 1997.

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes guidelines for determining operating segments and extensive disclosure requirements of those segments, is effective for the Company's fiscal 1999 annual financial statements, and for interim reporting beginning in fiscal 2000. The Company has not yet determined the impact the new Statement will have on the reported segments of the Company. The adoption of this Statement will have no effect on the Company's consolidated results of operations, financial position or cash flows.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

DIVESTITURES

On October 16, 1998, the Company sold Superior Valve Company (Superior Valve) for $35,604 in cash. The transaction resulted in a pre-tax gain of $9,023. The facility, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets. Fiscal 1998 sales were approximately $42,000 and were included in the Company's Flow Control segment.




INVENTORIES
The major components of inventories are:

                                                                        November 29          August 31
                                                                            1998               1998
                                                                       ------------          ---------
Finished products                                                        $32,032              $37,561
Work in process                                                           25,863               28,760
Raw materials and supplies                                                22,421               20,610
                                                                         -------               ------
                                                                          80,316               86,931
Less amount to reduce certain
      inventories to LIFO value                                            1,551                2,676
                                                                           -----                -----

                                                                         $78,765              $84,255
                                                                         =======              =======



LONG-TERM DEBT

The following table summarizes the Company's long-term borrowings:

                                                                            November 29            August 31
                                                                               1998                  1998
                                                                           ------------            ---------
      Senior notes                                                           $ 50,875               $51,750
      Revolving credit notes                                                  117,847               141,092
      Lines of credit                                                           9,200                 8,900
      Industrial revenue bonds                                                  5,925                 5,925
      Other debt                                                                5,314                 5,372
      Capital leases                                                           10,199                10,530
                                                                              -------              --------
                                                                              199,360               223,569
      Less current portion                                                      6,214                 6,370
                                                                              -------              --------

                                                                             $193,146              $217,199
                                                                             ========              ========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

EARNINGS PER SHARE

In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Earnings per share amounts for all periods are presented, and where necessary, restated to give effect to the adoption of SFAS No. 128.

The following table reflects the calculations for basic and diluted earnings per share for the three-month periods ended November 29, 1998 and November 30, 1997, respectively.

                                             Three Months Ended
                                        ---------------------------
                                        November 29     November 30
                                           1998            1997
                                        -----------     -----------
Income before cumulative effect
  of accounting change                  $    10,029     $     4,560
                                        ===========     ===========
Net income (loss)                       $    10,029     $    (4,028)
                                        ===========     ===========

BASIC EARNINGS PER SHARE:
Basic shares                                  9,192           9,184
Income before cumulative effect
  of accounting change                  $      1.09     $      0.49
                                        ===========     ===========
Net income (loss)                       $      1.09     $     (0.44)
                                        ===========     ===========

DILUTED EARNINGS PER SHARE:
Basic shares                                  9,192           9,184
Stock options                                    10              82
                                        -----------     -----------
Diluted shares                                9,202           9,266
                                        ===========     ===========
Income before cumulative effect
  of accounting change                  $      1.09     $      0.49
                                        ===========     ===========
Net income (loss)                       $      1.09     $     (0.44)
                                        ===========     ===========

For each of the periods in fiscal 1999 and 1998, there were outstanding stock options excluded from the computation of diluted earnings per share because the options were antidilutive.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

COMMITMENTS AND CONTINGENCIES

At November 29, 1998, the Company has committed to capital expenditures of $16,565, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At November 29, 1998, the Company's accrued undiscounted reserve for such contingencies was $1,800.

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

ACQUISITIONS AND DIVESTITURES

During the latter part of fiscal 1998 and early fiscal 1999, the Company completed several transactions that have an impact on the comparison between the first quarter of fiscal 1999 and the first quarter of fiscal 1998. During the third quarter of fiscal 1998 the Company sold its Rancho Cucamonga, California investment casting operation, Amcast Precision, a producer of ferrous and nonferrous castings for the aerospace industry. Sales of approximately $13.1 million in fiscal 1998 were included in the Engineered Components segment. During the third quarter of fiscal 1998, the Company also acquired Lee Brass Company, a major manufacturer of cast brass products located in Anniston, Alabama. Following the acquisition of Lee Brass, the Company consolidated its two brass operations and ceased production at its Flagg Brass operation in Stowe, Pennsylvania. Sales of Flagg Brass for the first quarter of fiscal 1998 were not material.

During the first quarter of fiscal 1999, the Company sold Superior Valve Company for $35.6 million in cash. The transaction resulted in a pre-tax gain of $9.0 million. The facility, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets. Fiscal 1998 sales were approximately $42.0 million and were included in the Company's Flow Control segment.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales increased 3.6% to $146.0 million for the first quarter of fiscal 1999 as markets continued to be strong for the Company's copper and brass plumbing fittings, aluminum automobile wheels and performance-critical aluminum automotive components. Incremental sales from recent acquisitions more than offset reduced sales from divestitures, and together with higher volume increased sales by approximately 11.8%. Reduced prices and unfavorable product mix partially offset the increased volume; however, lower material costs softened the impact of pricing pressures within the plumbing fittings business. By segment, Engineered Components sales increased by 2.8% compared with the first quarter of fiscal 1998, while Flow Control Products sales increased by 5.8%.

Gross profit for the first quarter of fiscal 1999 rose 5.3% to $24.8 million. As a percentage of sales, gross profit improved to 17.0% for the first quarter compared with 16.7% for the same period of 1998. The increase in gross profit percentage reflects operating efficiencies and improvements in the first quarter of fiscal 1999, particularly at two of the Company's automotive component plants.

Selling, general and administrative (SG&A) expenses remained constant, both in dollar amount and as a percentage of sales. As a percentage of sales, SG&A expense was 9.4% in the first quarter of fiscal 1999 and fiscal 1998.

The Company's pre-tax share of losses from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was $.8 million in the first quarter of fiscal 1999 compared with $.2 million of income, excluding CTC's share of the cumulative effect adjustment discussed below, in the first quarter of fiscal 1998. CTC's results for the first quarter were impacted by foreign exchange losses resulting from the strengthening of the yen and operating inefficiencies resulting from efforts to meet extremely-high customer demand after the General Motors work stoppage.

Interest expense was $3.6 million for the first quarter of fiscal 1999 compared with $3.5 million for the first quarter of fiscal 1998.

The effective tax rate was 39.4% and 38.2% for the first quarters of fiscal 1999 and 1998, respectively. The higher effective tax rate in the first quarter of fiscal 1999 results from a permanent tax basis difference associated with the sale of Superior Valve.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS BY BUSINESS SEGMENT (unaudited)
($ in thousands)

                                                                     Three Months Ended
                                                           ---------------------------------------
                                                              November 29          November 30
                                                                 1998                 1997
                                                           ------------------   ------------------
Net Sales
    Flow Control Products                                    $     39,216         $     37,073
    Engineered Components                                         106,808              103,906
                                                           ------------------   ------------------
                                                             $    146,024         $    140,979
                                                           ==================   ==================
Income before Income Taxes and
Cumulative Effect of Accounting Change
    Flow Control Products                                    $      5,737         $      5,193
    Engineered Components                                           8,077                7,169
    Disposition of Business (a)                                     9,023                    -
    Corporate                                                      (2,644)              (2,033)
    Equity in income (loss) of joint venture
       and other income (expense)                                     (51)                 518
    Interest expense                                               (3,585)              (3,468)
                                                           ------------------   ------------------
                                                             $     16,557         $      7,379
                                                           ==================   ==================

(a)   Disposition of  business relates to the Flow Control segment.


Net sales for the Flow Control Products segment were $39.2 million for the first quarter of fiscal 1999 compared with $37.1 million for the same period of fiscal 1998. The increase resulted from a combination of factors including incremental sales from Lee Brass, lower prices for copper and brass plumbing fittings that were more than offset by increased volumes, and the reduction of sales that resulted from the sale of Superior Valve in October. Operating income increased over 10% due to lower material costs, manufacturing efficiency gains, and the results of Lee Brass which were partly offset by the sale of Superior Valve.

Net sales for the Engineered Components segment were $106.8 million for the first quarter of fiscal 1999 compared with $103.9 million in the first quarter of fiscal 1998. The Company's aluminum components business experienced an increase in demand after the General Motors work stoppage. As a result, sales volume, including the effect of dispositions, increased nearly 10%; however, lower aluminum costs reflected in the Company's pricing largely offset the sales gain. Operating income of $8.1 million increased by 12.7% over prior year's operating income of $7.2 million. The volume and mix of products sold were the primary contributors to the increase in operating income.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter of fiscal 1999, net cash provided by operations was $17.9 million compared with $4.5 million for the first quarter of fiscal 1998. Cash provided by net income and depreciation totaled $6.8 million for fiscal 1999, excluding the gain on the disposition of Superior Valve and increase in deferred liabilities. An $11.1 million decrease in working capital requirements also contributed to the positive cash flow. Fiscal 1999's working capital decrease primarily reflects higher payables and accrued liabilities due to increased metal purchases to meet high customer demand and higher taxes attributed to the gain on the disposition of Superior Valve.

Net cash provided by investing activities was $26.7 million for the first quarter of fiscal 1999 compared with $6.2 million used in fiscal 1998. Proceeds from the sale of Superior Valve provided $35.6 million which were primarily used for the reduction of long-term debt. Capital spending totaled $8.9 million in the first quarter of fiscal 1999. This compares with capital spending of $6.1 million in the first quarter of fiscal 1998. At November 29, 1998, the Company had $16.6 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Net cash used by financing activities totaled $27.5 million for the first quarter of fiscal 1999 compared with net cash provided by financing activities of $7.2 million for fiscal 1998. Additional borrowings in fiscal 1999 included $15.0 million under the Company's revolving credit agreement and $1.4 million in net short-term borrowings. Financing activities also included long-term debt repayments of $42.4 million, financed in part with the proceeds from the Superior Valve disposition, and dividend payments of $1.3 million. Long-term debt was 55.8% of total capital at November 29, 1998 and 59.9% at August 31, 1998. The Company may borrow up to $200 million under a credit agreement that expires August 14, 2002. At November 29, 1998, the Company had unused borrowing capacity of $34.5 million, under its most restrictive debt covenant. In addition, the Company maintains bank lines of credit under which it may borrow up to $27 million. At November 29, 1998, $117.8 million was outstanding under the credit agreement and $9.2 million was outstanding under available bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

On December 17, 1998 the Company announced a plan to repurchase up to 750,000 of its outstanding common shares. The Company currently has 9,193,025 common shares outstanding.

ACCOUNTING STANDARDS ADOPTED

Effective September 1, 1997, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle was $8,588 ($.93 per share), net of tax benefits of $5,044. The Company's share of CTC's

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


cumulative effect of a change in accounting principle was $3,529, net of tax.

Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Comprehensive income includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. SFAS No. 130 requires reporting certain transactions that result in a change in shareholders equity, such as foreign currency translation adjustments, to be included in other comprehensive income. For the Company, total comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income was $13,913 for the three-month period ended November 29, 1998 and a loss of $4,085 for the three-month period ended November 30, 1997.

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes guidelines for determining operating segments and extensive disclosure requirements of those segments, is effective for the Company's fiscal 1999 annual financial statements, and for interim reporting beginning in fiscal 2000. The Company has not yet determined the impact the new Statement will have on the reported segments of the Company. The adoption of this Statement will have no effect on the Company's consolidated results of operations, financial position or cash flows.


YEAR 2000

The Company has designated a Year 2000 Steering Committee and a task force in each of its operations to ensure compliance of its computer systems including computers utilized in production, production support equipment, and plant infrastructure systems. The Company has been working with its vendors to assess their readiness. For the most part, the Company uses third-party supplied computer programs and packages for its information technology systems. Certain of those systems are already year 2000 compliant as supplied by the vendor.

In the Flow Control Products segment, certain software packages had been modified by the Company. These packages have been remediated and tested by internal information technology professionals. The total cost of these modifications is estimated to have cost the Company $.4 million.

In the Engineered Components segment, some facilities are utilizing compliant releases of software. The Automotive group is in the process of installing an enterprise resource planning (ERP) system as an upgrade in functionality that will improve business processes. At the same time and without incremental cost, the new system will address the year 2000 issue. Should the ERP system not be installed and operational in sufficient time, the Company believes that it can install compliant versions of its current software promptly to resolve the issue at a cost that will not materially impact its results of operations, liquidity, or financial condition.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

At the Company's Speedline unit, internal resources are presently evaluating the compliant status of the computer systems.

The Company's vendors are in various stages of compliance with year 2000. The Company expects that critical vendors will be in compliance or have adequate alternative solutions in place.

The Company believes its risk is low in the event of year 2000 issues. Its Flow Control systems and many of its Engineered Components systems are compliant. The Company's primary raw materials are basic commodities available from multiple sources such as copper cathode, aluminum sows and ingots, and brass from scrap radiators. As a result, the Company does not expect and cannot at this time reasonably estimate a material impact due to the uncertainty of year 2000 issues on its results of operations, liquidity, and financial condition. Contingency plans if deemed necessary will be developed to address the Company's specific risks during 1999.

CONTINGENCIES

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At November 29, 1998, the Company had reserves of $1.8 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

EURO-CURRENCY

The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. The Euro is a common currency that has been adopted as the national currency by participating member countries of the European Union. The Company's customers in Europe presently can choose to be invoiced in Euro's and the Company is prepared to respond to all such requests. The Company expects to continue to make changes in its internal systems to accommodate doing business in the Euro. The Company is currently evaluating the economic and operational impact of the Euro conversion but does not expect it to have a material effect on its financial condition or results of operations.

                          AMCAST INDUSTRIAL CORPORATION

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. There have been no material changes in the Company's exposure to these items since the Company's disclosure in Item 7A, Part II of Form 10-K for the year ended August 31, 1998.


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits


Exhibit 27.1 - Financial Data Schedule for the three-month period ended November 29, 1998.*

       * Schedule submitted in electronic format only

b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended November 29, 1998.

                          AMCAST INDUSTRIAL CORPORATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AMCAST INDUSTRIAL CORPORATION
                                                  -----------------------------
                                                  (Registrant Company)




Date:  January 13, 1999                           By: /s/J. H. Shuey
      -----------------                               --------------------------
                                                  John H. Shuey
                                                  Chairman, President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date: January 13, 1999                            By: /s/D. D. Watts
      ----------------                                --------------------------
                                                  Douglas D. Watts
                                                  Vice President, Finance
                                                  (Principal Financial Officer)


Date: January 13, 1999                            By: /s/M.D. Mishler
      ----------------                               ---------------------------
                                                  Mark D. Mishler
                                                  Corporate Controller
                                                  (Principal Accounting Officer)