Form 10-Q
period 1999-02-28
AMCAST INDUSTRIAL CORP
filed 1999-04-09
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


          (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ----                   SECURITIES EXCHANGE ACT OF 1934



For the quarter ended February 28, 1999            Commission File Number 1-9967
                                                                         -------


          A M C A S T     I N D U S T R I A L     C O R P O R A T I O N
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Ohio                                           31-0258080
-------------------------------                            ----------------
   (State of Incorporation)                                 (I.R.S. Employer
                                                            Identification No.)

7887 Washington Village Drive, Dayton, Ohio                 45459
------------------------------------------------           ----------
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

Number of Common Shares outstanding, no par value, as of February 28, 1999 - 9,204,920 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 28, 1999

                                    I N D E X
                                    ---------




PART I - FINANCIAL INFORMATION                                                  PAGE
                                                                                ----
   Item 1  -  Financial Statements:

              Consolidated Condensed Statements of Financial                         3
              Condition - February 28, 1999 and August 31, 1998

              Consolidated Condensed Statements of Income -                          4
              for the Quarter and Six Months Ended February 28, 1999
              and March 1, 1998

              Consolidated Condensed Statements of Retained Earnings -               4
              for the Quarter and Six Months Ended February 28, 1999
              and March 1, 1998

              Consolidated Condensed Statements of Cash Flows -                      5
              for the Six Months Ended February 28, 1999
              and March 1, 1998

              Notes to Consolidated Condensed Financial Statements                6-10

   Item 2  -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                11-17

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk              18

PART II - OTHER INFORMATION

   Item 5 - Submission of Matters to a Vote of Security Holders                     18

   Item 6 - Exhibits and Reports on Form 8-K                                        18

SIGNATURES                                                                          19

PART I - FINANCIAL INFORMATION

                                                    AMCAST INDUSTRIAL CORPORATION
                                      CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                          ($ in thousands)
                                                             (unaudited)
                                                                                    February 28           August 31
                                                                                       1999                  1998
                                                                                 ------------------    -----------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                              $ 5,093              $ 7,022
    Accounts receivable                                                                    125,111              111,066
    Inventories                                                                             81,354               84,255
    Other current assets                                                                    23,162               20,308
                                                                                 ------------------    -----------------
                                                       Total Current Assets                234,720              222,651

PROPERTY, PLANT, AND EQUIPMENT                                                             391,395              398,878
    Less accumulated depreciation                                                         (133,874)            (138,761)
                                                                                 ------------------    -----------------
                                                                                           257,521              260,117

Goodwill                                                                                    62,074               62,555
Other Assets                                                                                12,622               18,127
                                                                                 ------------------    -----------------
                                                                                         $ 566,937            $ 563,450
                                                                                 ==================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Short-term debt                                                                       $ 18,592             $ 16,878
    Current portion of long-term debt                                                        6,016                6,370
    Accounts payable                                                                        73,627               72,887
    Accrued expenses                                                                        43,752               39,587
                                                                                 ------------------    -----------------
                                                  Total Current Liabilities                141,987              135,722

Long-Term Debt - less current portion                                                      201,208              217,199
Deferred Income Taxes                                                                       22,695               25,164
Deferred Liabilities                                                                        25,695               24,551

Shareholders' Equity
    Preferred shares, without par value:
        Authorized - 1,000,000 shares; Issued - None                                             -                    -
    Common shares, at stated value
        Authorized - 15,000,000 shares
        Issued - 9,208,529 and 9,206,529 shares, respectively                                9,209                9,207
    Capital in excess of stated value                                                       79,020               78,964
    Accumulated other comprehensive income (losses)                                          1,644                 (945)
    Retained earnings                                                                       85,541               73,588
    Cost of 3,609 common shares in treasury                                                    (62)                   -
                                                                                 ------------------    -----------------
                                                                                           175,352              160,814
                                                                                 ------------------    -----------------
                                                                                         $ 566,937            $ 563,450
                                                                                 ==================    =================

See notes to consolidated condensed financial statements



                                                    AMCAST INDUSTRIAL CORPORATION
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                        AND RETAINED EARNINGS
                                              ($ in thousands except per share amounts)
                                                             (unaudited)

                                                                                   Three Months Ended           Six Months Ended
                                                                                -------------------------   -----------------------
                                                                                February 28      March 1,   February 28     March 1,
                                                                                    1999           1998        1999           1998
                                                                                    ----           ----        ----           ----
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Net sales                                                                         $ 141,734    $ 136,975    $ 287,758    $ 277,954
Cost of sales                                                                       116,619      114,797      237,796      232,180
                                                                                  ---------    ---------    ---------    ---------
                                                            GROSS PROFIT             25,115       22,178       49,962       45,774
Selling, general and administrative expenses                                         14,096       13,418       27,773       26,685
(Gain)  on sale of business                                                            --           --         (9,023)        --
                                                                                  ---------    ---------    ---------    ---------
                                                        OPERATING INCOME             11,019        8,760       31,212       19,089
Equity in loss of joint venture and other (income) and expense                          275         (314)         326         (832)
Interest expense                                                                      3,483        3,982        7,068        7,450
                                                                                  ---------    ---------    ---------    ---------
                                          INCOME BEFORE INCOME TAXES AND
                                  CUMULATIVE EFFECT OF ACCOUNTING CHANGE              7,261        5,092       23,818       12,471
Income taxes                                                                          2,759         (517)       9,287        2,302
                                                                                  ---------    ---------    ---------    ---------
                                         INCOME BEFORE CUMULATIVE EFFECT
                                                     OF ACCOUNTING CHANGE             4,502        5,609       14,531       10,169
Cumulative effect of accounting change, net of tax                                     --           --           --         (8,588)
                                                                                  ---------    ---------    ---------    ---------
                                                               NET INCOME         $   4,502    $   5,609    $  14,531    $   1,581
                                                                                  =========    =========    =========    =========

CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS

Beginning retained earnings                                                       $  82,328    $  65,250    $  73,588    $  70,565
Net income                                                                            4,502        5,609       14,531        1,581
Dividends                                                                            (1,289)      (1,289)      (2,578)      (2,576)
                                                                                  ---------    ---------    ---------    ---------
                                                 ENDING RETAINED EARNINGS         $  85,541    $  69,570    $  85,541    $  69,570
                                                                                  =========    =========    =========    =========

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change                              $    0.49    $    0.61    $    1.58    $    1.11
Cumulative effect of accounting change                                                 --           --           --          (0.93)
                                                                                  ---------    ---------    ---------    ---------
Net income                                                                        $    0.49    $    0.61    $    1.58    $    0.17
                                                                                  =========    =========    =========    =========

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change                              $    0.49    $    0.61    $    1.58    $    1.10
Cumulative effect of accounting change                                                 --           --           --          (0.93)
                                                                                  ---------    ---------    ---------    ---------
Net income                                                                        $    0.49    $    0.61    $    1.58    $    0.17
                                                                                  =========    =========    =========    =========

Dividends declared per share                                                      $    0.14    $    0.14    $    0.28    $    0.28
                                                                                  =========    =========    =========    =========

Dividends paid per share                                                          $    0.14    $    0.14    $    0.28    $    0.28
                                                                                  =========    =========    =========    =========

See notes to consolidated condensed financial statements.



                                                    AMCAST INDUSTRIAL CORPORATION
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                          ($ in thousands)
                                                             (unaudited)
                                                                                                     Six Months Ended
                                                                                           ----------------------------------
                                                                                              FEBRUARY 28        March 1
                                                                                               1999                1998
                                                                                           ---------------   ----------------

OPERATING ACTIVITIES
       Net income                                                                              $ 14,531        $  1,581
       Depreciation and amortization                                                             15,489          15,692
       Gain on sale of business                                                                  (9,023)           --
       Cumulative effect of accounting change                                                      --             8,588
       Deferred liabilities                                                                      (1,499)         (1,750)

       Changes in assets and liabilities:
             Accounts receivable                                                                (16,968)         (7,725)
             Inventories                                                                         (8,176)         (2,542)
             Accounts payable                                                                     3,318          (4,755)
             Other                                                                                2,391          (5,925)
                                                                                               --------        --------

                                                        NET CASH PROVIDED BY OPERATIONS              63           3,164

INVESTING ACTIVITIES
       Additions to property, plant, and equipment                                              (19,440)        (19,137)
       Proceeds from sale of business                                                            35,604            --
       Other                                                                                       (619)         (1,632)
                                                                                               --------        --------

                                    NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES          15,545         (20,769)

FINANCING ACTIVITIES
       Additions to long-term debt                                                               20,000          68,861
       Reduction in long-term debt                                                              (53,659)         (3,610)
       Short-term borrowings                                                                     18,669         (46,011)
       Dividends                                                                                 (2,578)         (2,576)
       Other                                                                                         (4)            497
                                                                                               --------        --------

                                    NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES         (17,572)         17,161

Effect of exchange rate changes on cash                                                              35            (204)
                                                                                               --------        --------

Net change in cash and cash equivalents                                                          (1,929)           (648)

Cash and cash equivalents at beginning of period                                                  7,022           9,608
                                                                                               --------        --------

                                             CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  5,093        $  8,960
                                                                                               ========        ========

See notes to consolidated condensed financial statements

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

Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no effect on the Company's net income or shareholders' equity. Comprehensive income includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. SFAS No. 130 requires reporting certain transactions that result in a change in shareholders equity, such as foreign currency translation adjustments, to be included in other comprehensive income. For the Company, total comprehensive income is the sum of net income and foreign currency translation adjustments. Total comprehensive income was $3,207 and $17,120 for the three-and six month periods ended February 28, 1999 and $4,452 and $367 for the three-and six month periods ended March 1, 1998.

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


DIVESTITURES AND RESTRUCTURINGS

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

Following the acquisition of Lee Brass in fiscal 1998, the Company consolidated its two brass operations and ceased production at its Flagg Brass operation located in Stowe, Pennsylvania. During the second quarter of fiscal 1999, the Company wrote-off $4,504 of net assets related to the Flagg Brass operation against a previously established long-term reserve. The majority of the assets had been classified as assets held for sale and were included in Other Assets in the Company's Consolidated Statements of Financial Condition.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)



INVENTORIES

The major components of inventories are:

                                                      February 28      August 31
                                                          1999            1998
                                                       ----------     ----------

Finished products                                        $34,582         $37,561
Work in process                                           27,310          28,760
Raw materials and supplies                                21,013          20,610
                                                         -------         -------
                                                          82,905          86,931
Less amount to reduce certain
      inventories to LIFO value                            1,551           2,676
                                                         -------         -------

                                                         $81,354         $84,255
                                                         =======         =======

LONG-TERM DEBT

The following table summarizes the Company's long-term borrowings:


                                                      February 28       August 31
                                                         1999             1998
                                                      ---------       -----------

Senior notes                                          $ 50,875          $ 51,750
Revolving credit notes                                 110,480           141,092
Lines of credit                                         26,300             8,900
Industrial revenue bonds                                 5,750             5,925
Other debt                                               4,792             5,372
Capital leases                                           9,027            10,530
                                                      --------          --------
                                                       207,224           223,569
Less current portion                                     6,016             6,370
                                                      --------          --------

                                                      $201,208          $217,199
                                                      ========          ========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

EARNINGS PER SHARE

In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive stock options outstanding. Earnings per share amounts for all periods are presented, and where necessary, restated to give effect to the adoption of SFAS No. 128.

The following table reflects the calculations for basic and diluted earnings per share for the three- and six month periods ended February 28, 1999 and March 1, 1998, respectively.


                                                  Three Months Ended                    Six Months Ended
                                             ------------------------------     --------------------------------
                                             February 28         March 1        February 28             March 1
                                               1999               1998             1999                   1998
                                             -----------       ------------     ------------           ---------
Income before cumulative effect
   of accounting change                       $ 4,502            $ 5,609            $ 14,531            $10,169
                                              =======            =======            ========            =======
Net income                                    $ 4,502            $ 5,609            $ 14,531            $ 1,581
                                              =======            =======            ========            =======

BASIC EARNINGS PER SHARE:
Basic shares                                    9,200              9,202               9,196              9,193
                                              =======            =======            ========            =======
Income before cumulative effect
   of accounting change                       $  0.49            $  0.61            $   1.58            $  1.11
                                              =======            =======            ========            =======
Net income                                    $  0.49            $  0.61            $   1.58            $  0.17
                                              =======            =======            ========            =======

DILUTED EARNINGS PER SHARE:
Basic shares                                    9,200              9,202               9,196              9,193
Stock options                                      27                 60                  19                 71
                                              -------            -------            --------            -------
Diluted shares                                  9,227              9,262               9,215              9,264
                                              =======            =======            ========            =======
Income before cumulative effect
   of accounting change                       $  0.49            $  0.61            $   1.58            $  1.10
                                              =======            =======            ========            =======
Net income                                    $  0.49            $  0.61            $   1.58            $  0.17
                                              =======            =======            ========            =======

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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

COMMITMENTS AND CONTINGENCIES

At February 28, 1999, the Company has committed to capital expenditures of $20,135, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At February 28, 1999, the Company's accrued undiscounted reserve for such contingencies was $1,600.

Allied-Signal Inc. has brought an action against the Company seeking a contribution from the Company equal to 50% of Allied-Signal's estimated $30,000 remediation cost in connection with a site in southern Ohio. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it disposed of at the site. A trial in this case was completed in February, 1995 but no judgment has been rendered. The Company believes that if it has any liability at all in regard to this matter, that liability would not be material to its financial position or results of operations.

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

ACQUISITIONS AND DIVESTITURES

During the latter part of fiscal 1998 and early fiscal 1999, the Company completed several transactions that have an impact on the comparison between fiscal 1999 and fiscal 1998. During the third quarter of fiscal 1998, the Company sold its Rancho Cucamonga, California investment casting operation, Amcast Precision, a producer of ferrous and nonferrous castings for the aerospace industry. Sales of approximately $13.1 million in fiscal 1998 were included in the Engineered Components segment.

During the third quarter of fiscal 1998, the Company also acquired Lee Brass Company, a major manufacturer of cast brass products located in Anniston, Alabama. This acquisition was effective March 1, 1998. Following the acquisition of Lee Brass, the Company consolidated its two brass operations and ceased production at its Flagg Brass operation in Stowe, Pennsylvania. During the second quarter of fiscal 1999, the Company wrote-off $4,504 of net assets related to the Flagg Brass operation against a previously established long-term reserve. Sales of Flagg Brass for fiscal 1998 totaled $7.8 million and were included in the Flow Control segment.

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

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total net sales increased by 3.5% to $141.7 million for the second quarter of fiscal 1999, demonstrating strong demand for the Company's automotive products, both in North America and in Europe. Incremental sales from the Lee Brass acquisition partially offset sales from divested operations. The net reduction in volume from divested operations offset Flow Control volume growth; however, volume gains in the Engineered Components segment contributed to a 4.1% increase in sales due to volume. Product mix was favorable overall, but lower prices partly offset the volume and mix benefits. By segment, Engineered Components sales increased by 10.0% compared with the second quarter of fiscal 1998, while Flow Control Products sales decreased by 12.1%.

For the first half of fiscal 1999, total net sales increased by 3.5% to $287.8 million. Demand was strong for the Company's copper and brass plumbing fittings, aluminum automobile wheels, and performance-critical aluminum automotive components. Incremental sales from the Lee Brass acquisition partially offset reduced sales from divested operations, and together with other volume gains, increased sales by approximately 8.4% due to volume. Market pricing pressures in the Flow Control Products segment and lower aluminum costs reflected in pricing in the Engineered Components segment partially offset the volume gains. By segment, Engineered Components sales increased by 6.2% compared with the first half of fiscal 1998, while Flow Control Products sales decreased by 3.5%.

Gross profit for the second quarter of fiscal 1999 rose by 13.2% to $25.1 million, while gross profit for the first half of fiscal 1999 rose by 9.1% to $50.0 million. As a percentage of sales, gross profit improved to 17.7% for the second quarter and 17.4% for the first half of fiscal 1999 compared with 16.2% and 16.5% for the same periods of 1998. The increase in gross profit percentage reflects improved productivity at most of the Company's facilities and cost improvements at the Company's automotive component plants in the first half of fiscal 1999.

Selling, general and administrative (SG&A) expenses increased slightly in dollar amount but remained fairly constant as a percentage of sales. As a percentage of sales, SG&A expense was 9.9% in the second quarter and 9.7% for the first half of fiscal 1999 compared with 9.8% and 9.6% for the same periods of fiscal 1998.

The Company's pre-tax share of losses from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was $0.3 million in the second quarter of fiscal 1999 compared with $0.2 million of income in the second quarter of fiscal 1998. The Company's pre-tax share of losses from CTC was $1.1 million in the first half of fiscal 1999 compared with $0.4 million of income, excluding CTC's share of the cumulative effect adjustment discussed below, in the first half of fiscal 1998. CTC's results for fiscal 1999 were impacted by foreign exchange losses resulting from the strengthening of the yen and operating inefficiencies resulting from efforts to meet extremely high customer demand.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Interest expense was $3.5 million and $4.0 million in the second quarters of fiscal 1999 and 1998, respectively, and $7.1 million and $7.5 million in the first half of fiscal 1999 and 1998, respectively.

The effective tax rate was 38.0% and a negative 10.2% for the second quarters of fiscal 1999 and 1998, respectively, and 39.0% and 18.5% for the first half of fiscal 1999 and 1998, respectively. The effective rates for fiscal 1998 include a one-time adjustment, recorded in the second quarter, of $2.6 million resulting from a reduction of Italian tax rates. Excluding this adjustment, the effective tax rates were 40.2% and 39.0% for the second quarter and first half of fiscal 1998, respectively. The higher effective tax rate for the first half of fiscal 1999, as compared with the second quarter of fiscal 1999, results from a permanent tax basis difference associated with the sale of Superior Valve in the first quarter that increased the effective tax rate for that period.


RESULTS BY BUSINESS SEGMENT (unaudited)
($ in thousands)


                                                          Three Months Ended                    Six Months Ended
                                                   ----------------------------------   --------------------------------
                                                     February 28         March 1          February 28         March 1
                                                        1999              1998               1999              1998
                                                   ----------------  ----------------   ----------------  --------------
Net Sales
---------
     Flow Control Products                            $  35,490         $  40,357         $  74,706         $  77,430
     Engineered Components                              106,244            96,618           213,052           200,524
                                                      ---------         ---------         ---------         ---------
                                                      $ 141,734         $ 136,975         $ 287,758         $ 277,954
                                                      =========         =========         =========         =========

Income before Income Taxes and
------------------------------
Cumulative Effect of Accounting Change
--------------------------------------
     Flow Control Products                            $   5,777         $   6,591         $  11,514         $  11,784
     Engineered Components                                7,827             3,992            15,904            11,161
     Disposition of Business (a)                           --                --               9,023              --
     Corporate                                           (2,585)           (1,823)           (5,229)           (3,856)
     Equity in income (loss) of joint venture
        and other income (expense)                         (275)              314              (326)              832
     Interest expense                                    (3,483)           (3,982)           (7,068)           (7,450)
                                                      ---------         ---------         ---------         ---------
                                                      $   7,261         $   5,092         $  23,818         $  12,471
                                                      =========         =========         =========         =========



(a) Disposition of business relates to the Flow Control segment.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Net sales for the Flow Control Products segment were $35.5 million for the second quarter of fiscal 1999 compared with $40.4 million for the same period of fiscal 1998. Decreased sales from divested operations offset incremental sales from the Lee Brass acquisition, resulting in a 5.4% decrease in sales volume. While demand remained very strong, lower pricing in the copper fittings business decreased sales by 6.7%. Operating income for Lee Brass in the second quarter of fiscal 1999 more than offset the reduction in operating income from divested operations. Pricing pressures in the Company's copper plumbing fittings business contributed to the segment's year-over-year decline in operating income; however, cost reduction efforts and lower material costs softened the impact of pricing pressures.

Net sales for the Engineered Components segment were $106.2 million for the second quarter of fiscal 1999 compared with $96.9 million in the second quarter of fiscal 1998. Strong aluminum wheel sales in North America and Europe produced an 8.1% increase in segment sales due to volume. The remaining sales increase results from a combination of favorable pricing and product mix, partly offset by lower aluminum costs reflected in the Company's pricing and by a weaker Italian Lire. Operating income was $7.8 million, nearly double the prior year's operating income of $4.0 million. The primary contributors to the increased operating income were cost reduction and productivity improvements in the Company's aluminum automotive components plants and strong volume from the Company's European light-alloy wheel business, Speedline.

LIQUIDITY AND CAPITAL RESOURCES

For the first half of fiscal 1999, operations provided net cash of $0.1 million compared with $3.2 million for the first half of fiscal 1998. Cash provided by net income and depreciation was partly offset by an increase in working capital requirements. Fiscal 1999's working capital increase primarily reflects increases in accounts receivable due to the timing of cash receipts and in inventory to meet customer requirements.

Investing activities provided net cash of $15.5 million for the first half of fiscal 1999 compared with $20.8 million used in fiscal 1998. Proceeds from the sale of Superior Valve provided $35.6 million, which primarily reduced long-term debt. Capital spending totaled $19.4 million in the first half of fiscal 1999, compared with $19.1 million in the first half of fiscal 1998. At February 28, 1999, the Company had $20.1 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing activities used $17.6 million in cash for the first half of fiscal 1999 compared with net cash provided of $17.2 million for fiscal 1998. Additional borrowings in fiscal 1999 included $20.0 million under the Company's revolving credit agreement and $18.7 million in net short-term borrowings. Financing activities also included long-term debt repayments of $53.7 million, financed in part with the proceeds from the Superior Valve disposition, and dividend payments of $2.6 million.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Long-term debt was 56.3% of total capital at February 28, 1999 and 59.9% at August 31, 1998. The Company may borrow up to $200 million under a credit agreement that expires August 14, 2002. At February 28, 1999, $110.5 million was outstanding under the credit agreement, and the Company had unused borrowing capacity of $3.2 million under its most restrictive debt covenant. In addition, the Company maintains bank lines of credit under which it may borrow up to $27 million. At February 28, 1999, $26.3 million was outstanding under available bank lines of credit. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

On December 17, 1998 the Company announced a plan to repurchase up to 750,000 of its outstanding common shares. The Company currently has 9,204,920 common shares outstanding.


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

Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Comprehensive income includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. SFAS No. 130 requires reporting certain transactions that result in a change in shareholders equity, such as foreign currency translation adjustments, to be included in other comprehensive income. For the Company, total comprehensive income is the sum of net income and foreign currency translation adjustments. Total comprehensive income was $3,207 and $17,120 for the three-and six-month periods ended February 28, 1999 and $4,452 and $367 for the three- and six-month periods ended March 1, 1998.

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

In the Flow Control Products segment, certain software packages had been modified by the Company. These packages have been remediated and tested by internal information technology professionals. The total cost of these modifications is estimated to have cost the Company $0.4 million.

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

At the Company's Speedline unit, internal resources have evaluated, and modified where necessary, the Company's business systems, manufacturing and engineering equipment, and vendor readiness. Testing of such modifications is in process.

The Company's vendors are in various stages of compliance with year 2000. The Company expects that critical vendors will be in compliance or have adequate alternative solutions in place.

The Company believes its risk is low in the event of year 2000 issues. Its Flow Control systems and many of its Engineered Components systems are compliant. Two of the Company's automotive facilities in the U.S. and Italy have been successfully audited for compliance by one of each of their major customers. The Company's primary raw materials are basic commodities available from multiple sources such as copper cathode, aluminum sows and ingots, and brass from scrap radiators. As a result, the Company does not expect and cannot at this time reasonably estimate a material impact due to the uncertainty of year 2000 issues on its results of operations, liquidity, and financial condition. Contingency plans if deemed necessary will be developed to address the Company's specific risks during 1999.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CONTINGENCIES

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At February 28, 1999, the Company had reserves of $1.6 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

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


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

a) The annual meeting of shareholders of Amcast Industrial Corporation was held on December 17, 1998.

b) At the annual meeting, shareholders voted on and approved two proposals. Those proposals are stated below, together with information concerning the votes cast.

    1. Election of three directors to serve for a term of three years.

       Directors elected were Walter E. Blankley, William G. Roth and John H. Shuey.


                                      Walter E.          William G.         John H.
                                      Blankley             Roth             Shuey
                                   -------------      -------------     -------------
       Shares For                     7,193,537          7,192,782         7,188,084
       Shares Withheld                   73,187             73,942            78,640
          Total                       7,266,724          7,266,724         7,266,724



    2. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 1999.

         Shares For                        7,244,517
         Shares Against                       13,683
         Shares Abstain                        8,524
            Total                          7,266,724




Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits

Exhibit 27.1 - Financial Data Schedule for the six-month period ended February 28, 1999.*

       * Schedule submitted in electronic format only

b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended February 28, 1999

                          AMCAST INDUSTRIAL CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMCAST INDUSTRIAL CORPORATION
                                            (Registrant Company)




Date:  April 9,  1999                       By: /s/J. H. Shuey
      ---------------                           -------------------------------
                                            John H. Shuey
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: April 9,  1999                        By: /s/D. D. Watts
      --------------                            -------------------------------
                                            Douglas D. Watts
                                            Vice President, Finance
                                            (Principal Financial Officer)


Date: April 9,  1999                        By: /s/M.D. Mishler
      --------------                        -----------------------------------
                                            Mark D. Mishler
                                            Corporate Controller
                                            (Principal Accounting Officer)