Form 10-Q
period 1999-05-30
AMCAST INDUSTRIAL CORP
filed 1999-07-09
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q
          (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       --------              SECURITIES EXCHANGE ACT OF 1934




For the quarter ended May 30, 1999                 Commission File Number 1-9967
                                                                          ------



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

Number of Common Shares outstanding, no par value, as of May 30, 1999 - 9,120,620 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MAY 30, 1999

                                    I N D E X
                                    ---------




PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           -----

   Item 1  -  Financial Statements:

              Consolidated Condensed Statements of Financial                   3
              Condition - May 30, 1999 and August 31, 1998

              Consolidated Condensed Statements of Income -                    4
              for the Quarter and Nine Months Ended May 30, 1999
              and May 31, 1998

              Consolidated Condensed Statements of Retained Earnings -         4
              for the Quarter and Nine Months Ended May 30, 1999
              and May 31, 1998

              Consolidated Condensed Statements of Cash Flows -                5
              for the Nine Months Ended May 30, 1999
              and May 31, 1998

              Notes to Consolidated Condensed Financial Statements          6-10

   Item 2  -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11-18

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk        19

PART II - OTHER INFORMATION

   Item 5 - Submission of Matters to a Vote of Security Holders               19

   Item 6 - Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                    20

PART I - FINANCIAL INFORMATION

                                                    AMCAST INDUSTRIAL CORPORATION
                                      CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                          ($ in thousands)
                                                             (unaudited)
                                                                                      MAY 30              August 31
                                                                                       1999                  1998
                                                                                 ------------------    -----------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $   4,133          $   7,022
    Accounts receivable                                                                 102,478            111,066
    Inventories                                                                          75,337             84,255
    Other current assets                                                                 18,005             20,308
                                                                                      ---------          ---------
                                                       TOTAL CURRENT ASSETS             199,953            222,651

PROPERTY, PLANT, AND EQUIPMENT                                                          398,728            398,878
    Less accumulated depreciation                                                      (140,985)          (138,761)
                                                                                      ---------          ---------
                                                                                        257,743            260,117

GOODWILL                                                                                 61,670             62,555
OTHER ASSETS                                                                             12,948             18,127
                                                                                      ---------          ---------
                                                                                      $ 532,314          $ 563,450
                                                                                      =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term debt                                                                   $   5,256          $  16,878
    Current portion of long-term debt                                                     6,231              6,370
    Accounts payable                                                                     70,364             72,887
    Accrued expenses                                                                     46,365             39,587
                                                                                      ---------          ---------
                                                  TOTAL CURRENT LIABILITIES             128,216            135,722

LONG-TERM DEBT - LESS CURRENT PORTION                                                   184,678            217,199
DEFERRED INCOME TAXES                                                                    22,800             25,164
DEFERRED LIABILITIES                                                                     22,719             24,551

SHAREHOLDERS' EQUITY
    Preferred shares, without par value
        Authorized - 1,000,000 shares; Issued - None                                       --                 --
    Common shares, at stated value
        Authorized - 15,000,000 shares
        Issued - 9,208,529 and 9,206,529 shares, respectively                             9,209              9,207
    Capital in excess of stated value                                                    79,020             78,964
    Accumulated other comprehensive losses                                                 (853)              (945)
    Retained earnings                                                                    88,003             73,588
    Cost of 87,909 common shares in treasury                                             (1,478)              --
                                                                                      ---------          ---------
                                                                                        173,901            160,814
                                                                                      ---------          ---------
                                                                                      $ 532,314          $ 563,450
                                                                                      =========          =========

See notes to consolidated condensed financial statements


                                                    AMCAST INDUSTRIAL CORPORATION
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                        AND RETAINED EARNINGS
                                              ($ in thousands except per share amounts)
                                                             (unaudited)

                                                                             Three Months Ended           Nine Months Ended
                                                                         -------------------------    -------------------------
                                                                            MAY 30        May 31        MAY 30         May 31
                                                                             1999          1998          1999           1998
                                                                         ------------  -----------    ----------    -----------
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Net sales                                                                 $ 157,790     $ 159,267     $ 445,548     $ 437,221
Cost of sales                                                               133,939       133,195       371,735       365,375
                                                                          ---------     ---------     ---------     ---------
                                                     GROSS PROFIT            23,851        26,072        73,813        71,846
Selling, general and administrative expenses                                 14,362        15,426        42,135        42,111
Restructuring charges                                                          --           9,800          --           9,800
(Gain)  on sale of businesses                                                  --         (12,048)       (9,023)      (12,048)
                                                                          ---------     ---------     ---------     ---------
                                                 OPERATING INCOME             9,489        12,894        40,701        31,983
Equity in (income) loss of joint venture                                        382          (398)          708        (1,230)
   and other (income) and expense
Interest expense                                                              3,076         3,659        10,144        11,109
                                                                          ---------     ---------     ---------     ---------
                                   INCOME BEFORE INCOME TAXES AND
                           CUMULATIVE EFFECT OF ACCOUNTING CHANGE             6,031         9,633        29,849        22,104
Income taxes                                                                  2,292         3,949        11,579         6,251
                                                                          ---------     ---------     ---------     ---------
                                  INCOME BEFORE CUMULATIVE EFFECT
                                             OF ACCOUNTING CHANGE             3,739         5,684        18,270        15,853
Cumulative effect of accounting change, net of tax                             --            --            --          (8,588)
                                                                          ---------     ---------     ---------     ---------
                                                       NET INCOME         $   3,739     $   5,684     $  18,270     $   7,265
                                                                          =========     =========     =========     =========

CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS

Beginning retained earnings                                               $  85,541     $  69,570     $  73,588     $  70,565
Net income                                                                    3,739         5,684        18,270         7,265
Dividends                                                                    (1,277)       (1,289)       (3,855)       (3,865)
                                                                          ---------     ---------     ---------     ---------
                                         ENDING RETAINED EARNINGS         $  88,003     $  73,965     $  88,003     $  73,965
                                                                          =========     =========     =========     =========

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change                      $    0.41     $    0.62     $    1.99     $    1.72
Cumulative effect of accounting change                                         --            --            --           (0.93)
                                                                          ---------     ---------     ---------     ---------
Net income                                                                $    0.41     $    0.62     $    1.99     $    0.79
                                                                          =========     =========     =========     =========

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change                      $    0.41     $    0.61     $    1.98     $    1.71
Cumulative effect of accounting change                                         --            --            --           (0.93)
                                                                          ---------     ---------     ---------     ---------
Net income                                                                $    0.41     $    0.61     $    1.98     $    0.78
                                                                          =========     =========     =========     =========

Dividends declared per share                                              $    0.14     $    0.14     $    0.42     $    0.42
                                                                          =========     =========     =========     =========

Dividends paid per share                                                  $    0.14     $    0.14     $    0.42     $    0.42
                                                                          =========     =========     =========     =========

See notes to consolidated condensed financial statements.



                                                    AMCAST INDUSTRIAL CORPORATION
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                          ($ in thousands)
                                                             (unaudited)
                                                                                             Nine Months Ended
                                                                                       -----------------------------
                                                                                          MAY 30            May 31
                                                                                           1999              1998
                                                                                       ------------       ----------

OPERATING ACTIVITIES
       Net income                                                                         $ 18,270          $  7,265
       Depreciation and amortization                                                        24,105            24,016
       Gain on sale of businesses                                                           (9,023)          (12,048)
       Restructuring and integration charges                                                  --              12,000
       Cumulative effect of accounting change                                                 --               8,588
       Deferred liabilities                                                                 (2,853)            1,953

       Changes in assets and liabilities:
             Accounts receivable                                                             2,664            (6,670)
             Inventories                                                                    (4,226)           (3,692)
             Accounts payable                                                                2,671           (10,139)
             Other                                                                          10,892            (7,970)
                                                                                          --------          --------

                                                NET CASH PROVIDED BY OPERATIONS             42,500            13,303

INVESTING ACTIVITIES
       Additions to property, plant, and equipment                                         (34,122)          (33,168)
       Proceeds from sale of businesses                                                     35,604            25,445
       Acquisitions, net of cash received                                                   (1,200)          (11,816)
       Other                                                                                   231               (53)
                                                                                          --------          --------

                            NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES                513           (19,592)

FINANCING ACTIVITIES
       Additions to long-term debt                                                          36,154            60,641
       Reduction in long-term debt                                                         (65,522)          (16,121)
       Short-term borrowings                                                               (10,419)          (39,622)
       Dividends                                                                            (3,855)           (3,865)
       Other                                                                                (1,795)              510
                                                                                          --------          --------

                            NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES            (45,437)            1,543

Effect of exchange rate changes on cash                                                       (465)               59
                                                                                          --------          --------

Net change in cash and cash equivalents                                                     (2,889)           (4,687)

Cash and cash equivalents at beginning of period                                             7,022             9,608
                                                                                          --------          --------

                                     CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  4,133          $  4,921
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

Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no effect on the Company's net income or shareholders' equity. Comprehensive income includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. SFAS No. 130 requires reporting certain transactions that result in a change in shareholders equity, such as foreign currency translation adjustments, to be included in other comprehensive income. For the Company, total comprehensive income is the sum of net income and foreign currency translation adjustments. Total comprehensive income was $1,242 and $18,362 for the three-and nine-month periods ended May 30, 1999 and $6,647 and $7,014 for the three- and nine-month periods ended May 31, 1998.

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

Following the acquisition of Lee Brass, the Company consolidated its two brass operations and ceased production at its Flagg Brass operation in Stowe, Pennsylvania. In connection with the consolidation plan, during the third quarter of fiscal 1998 the Company recorded a restructuring charge of $5,800 for facility exit costs and a charge of $2,200, included in cost of sales, primarily for a non-cash write-down of assets to their net realizable value. Key components of the $5,800 restructuring charge included a non-cash write-down of assets to their net realizable value, severance and other termination benefits, and other facility closure costs. As of August 31, 1998, substantially all of the severance and facility closure costs had been charged against the reserve and during the second quarter of fiscal 1999, the Company wrote-off $4,504 of net assets related to the Flagg Brass operation against the previously established long-term reserve. The majority of the assets had been classified as assets held for sale and were included in Other Assets in the Company's Consolidated Statements of Financial Condition. The Company expects that the closure of Flagg Brass will be completed by December 31, 1999. Fiscal 1998 sales were approximately $7,800 and were included in the Flow Control segment.

During the third quarter of fiscal 1998, the Company also re-evaluated its reserves related to several iron foundries previously closed in the 1980's and early 1990's. As a result, a $4,000 restructuring charge was recorded to cover higher than expected medical benefits, workers compensation expenses, and legal costs for environmental and other matters related to these previously closed facilities.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)



INVENTORIES

The major components of inventories are:

                                                            May 30                     August 31
                                                             1999                         1998
                                                         ------------                  ---------

Finished products                                           $33,546                     $37,561
Work in process                                              22,719                      28,760
Raw materials and supplies                                   20,623                      20,610
                                                            -------                     -------
                                                             76,888                      86,931
Less amount to reduce certain
      inventories to LIFO value                               1,551                       2,676
                                                            -------                     -------

                                                            $75,337                     $84,255
                                                            =======                     =======


Long-Term Debt

The following table summarizes the Company's long-term borrowings:

                                                               May 30                     August 31
                                                                1999                          1998
                                                            -----------                   -----------

Senior notes                                                  $ 50,875                     $ 51,750
Revolving credit notes                                         111,893                      141,092
Lines of credit                                                 10,200                        8,900
Industrial revenue bonds                                         5,750                        5,925
Other debt                                                       4,626                        5,372
Capital leases                                                   7,565                       10,530
                                                              --------                     --------
                                                               190,909                      223,569
Less current portion                                             6,231                        6,370
                                                              --------                     --------

                                                              $184,678                     $217,199
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

The following table reflects the calculations for basic and diluted earnings per share for the three-and nine month periods ended May 30, 1999 and May 31, 1998, respectively.

                                                  Three Months Ended                   Nine Months Ended
                                             ----------------------------       -------------------------------
                                                 May 30           May 31           May 30              May 31
                                                  1999             1998             1999                1998
                                             ------------      ----------       -----------          ----------

Income before cumulative effect
   of accounting change                          $ 3,739        $ 5,684            $ 18,270            $15,853
                                                 =======        =======            ========            =======
Net income                                       $ 3,739        $ 5,684            $ 18,270            $ 7,265
                                                 =======        =======            ========            =======

BASIC EARNINGS PER SHARE:
Basic shares                                       9,169          9,206               9,187              9,198
                                                 =======        =======            ========            =======
Income before cumulative effect
   of accounting change                          $  0.41        $  0.62            $   1.99            $  1.72
                                                 =======        =======            ========            =======
Net income                                       $  0.41        $  0.62            $   1.99            $  0.79
                                                 =======        =======            ========            =======

DILUTED EARNINGS PER SHARE:
Basic shares                                       9,169          9,206               9,187              9,198
Stock options                                         19             42                  19                 61
                                                 -------        -------            --------            -------
Diluted shares                                     9,188          9,248               9,206              9,259
                                                 =======        =======            ========            =======
Income before cumulative effect
   of accounting change                          $  0.41        $  0.61            $   1.98            $  1.71
                                                 =======        =======            ========            =======
Net income                                       $  0.41        $  0.61            $   1.98            $  0.78
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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

COMMITMENTS AND CONTINGENCIES

At May 30, 1999, the Company has committed to capital expenditures of $9,824, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At May 30, 1999, the Company's accrued undiscounted reserve for such contingencies was $1,500.

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

ACQUISITIONS AND DIVESTITURES

During the latter part of fiscal 1998 and early fiscal 1999, the Company completed several transactions that have an impact on the comparison between fiscal 1999 and fiscal 1998. During the third quarter of fiscal 1998, the Company sold its Rancho Cucamonga, California investment casting operation, Amcast Precision ("Precision"), a producer of ferrous and nonferrous castings for the aerospace industry. The transaction resulted in a pre-tax gain of $12.0 million. Sales of approximately $13.1 million in fiscal 1998 were included in the Engineered Components segment.

During the third quarter of fiscal 1998, the Company also acquired Lee Brass Company, a major manufacturer of cast brass products located in Anniston, Alabama. This acquisition was effective March 1, 1998. Following the acquisition of Lee Brass, the Company consolidated its two brass operations and ceased production at its Flagg Brass operation in Stowe, Pennsylvania. In connection with the consolidation plan, during the third quarter of fiscal 1998 the Company recorded a restructuring charge of $5.8 million for facility exit costs and a charge of $2.2 million, included in cost of sales, primarily for a non-cash write-down of assets to their net realizable value. Key components of the $5.8 million restructuring charge included a non-cash write-down of assets to their net realizable value, severance and other termination benefits, and other facility closure costs. As of August 31, 1998, substantially all of the severance and facility closure costs had been charged against the reserve and during the second quarter of fiscal 1999, the Company wrote-off $4.5 million of net assets related to the Flagg Brass operation against the previously established long-term reserve. The Company expects that the closure of Flagg Brass will be

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


completed by December 31, 1999. Sales of Flagg Brass for fiscal 1998 totaled $7.8 million and were included in the Flow Control segment.

During the third quarter of fiscal 1998, the Company also re-evaluated its reserves related to several iron foundries previously closed in the 1980's and early 1990's. As a result, a $4.0 million restructuring charge was recorded to cover higher than expected medical benefits, workers compensation expenses, and legal costs for environmental and other matters related to these previously closed facilities.

During the first quarter of fiscal 1999, the Company sold Superior Valve Company ("Superior Valve") for $35.6 million in cash. The transaction resulted in a pre-tax gain of $9.0 million. The facility, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets. Fiscal 1998 sales were approximately $42.0 million and were included in the Company's Flow Control segment.

The sales of Precision and Superior Valve and the closure of Flagg Brass are collectively referred to as "divested operations" in this Management's Discussion and Analysis.

RESULTS OF OPERATIONS

Consolidated net sales decreased slightly to $157.8 million for the third quarter of fiscal 1999 from $159.3 million in the same period of fiscal 1998. Demand for the Company's products in both its Flow Control and Engineered Components segments was strong in the third quarter as consolidated net sales increased by 8.7% due to volume. This volume growth was more than offset by the reduction in sales from divested operations. The fiscal 1998 third quarter included $15.1 million of sales from divested operations. Product mix was favorable, but lower prices offset the mix benefits. By segment, Engineered Components sales increased by 9.4% compared with the third quarter of fiscal 1998, while Flow Control Products sales decreased by 21.8%.

For the first nine months of fiscal 1999, consolidated net sales increased by 1.9% to $445.5 million. Demand was strong for the Company's copper and brass plumbing fittings, aluminum automobile wheels, and performance-critical aluminum automotive components. Significant volume gains and incremental sales from the Lee Brass acquisition resulted in a 15.5% increase in sales, more than offsetting the 10.4% decrease in sales due to divested operations. As a result, consolidated net sales increased by 5.1% due to volume. Market pricing pressures in the Flow Control Products segment and lower aluminum costs reflected in pricing in the Engineered Components segment more than offset favorable product mix gains which combined to decrease sales by 3.2%. By segment, Engineered Components sales increased by 7.3% compared with the first nine months of fiscal 1998, while Flow Control Products sales decreased by 10.9%.

Gross profit for the third quarter of fiscal 1999 decreased by 8.5% to $23.9 million, while year-to-date gross profit for fiscal 1999 rose by 2.7% to $73.8 million. As a percentage of sales, gross profit fell to 15.1% for the third quarter compared with 16.4% for the prior year. The decrease in gross profit percentage for the quarter is primarily due to operating inefficiencies caused by high

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


turnover of skilled labor in two Midwest plants, as well as the launch of new suspension products at the Company's newest plant in Ohio. On a year-to-date basis, the gross profit percentage improved to 16.6% for fiscal 1999 compared with 16.4% for fiscal 1998. The Company experienced improved productivity at most of its facilities and cost improvements at its automotive component plants in the first half of fiscal 1999.

Selling, general and administrative (SG&A) expenses decreased $1.1 million in the third quarter of fiscal 1999 compared with the same period of fiscal 1998. On a year-to-date basis, SG&A expense was equivalent in both periods. As a percentage of sales, SG&A expense was 9.1% in the third quarter and 9.5% for the first nine months of fiscal 1999 compared with 9.7% and 9.6% for the same periods of fiscal 1998.

The Company's pre-tax share of losses from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was $0.2 million in the third quarter of fiscal 1999, compared with a near break-even position in the comparable period of fiscal 1998. The Company's pre-tax share of losses from CTC was $0.9 million in the first nine months of fiscal 1999 compared with $0.4 million of income, excluding CTC's share of the cumulative effect adjustment discussed below, in the same period of fiscal 1998. CTC's results for fiscal 1999 were negatively impacted by foreign exchange losses resulting from the strengthening of the yen, operating inefficiencies resulting from efforts to meet extremely high customer demand early in the year, and difficulties hiring skilled labor.

Interest expense was $3.1 million and $3.7 million in the third quarters of fiscal 1999 and 1998, respectively, and $10.1 million and $11.1 million in the first nine months of fiscal 1999 and 1998, respectively.

The effective tax rate was 38.0% and 41.0% for the third quarters of fiscal 1999 and 1998, respectively, and 38.8% and 28.3% for the first nine months of fiscal 1999 and 1998, respectively. The effective rates for fiscal 1998 include a one-time adjustment, recorded in the second quarter, of $2.6 million resulting from a reduction of Italian tax rates. Excluding this adjustment, the effective tax rates were 41.0% and 39.9% for the third quarter and first nine months of fiscal 1998, respectively. The higher effective tax rate for the year-to-date period in fiscal 1999, as compared with the third quarter of fiscal 1999, results from a permanent tax basis difference associated with the sale of Superior Valve in the first quarter.



                                           AMCAST INDUSTRIAL CORPORATION
                                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS

RESULTS BY BUSINESS SEGMENT (unaudited)
($ in thousands)


                                                          Three Months Ended                    Nine Months Ended
                                                   ----------------------------------   --------------------------------
                                                        May 30            May 31            May 30            May 31
                                                         1999              1998              1999              1998
                                                   --------------      --------------   --------------      ------------
Net Sales
---------
     Flow Control Products                             $  41,208         $  52,703         $ 115,914         $ 130,133
     Engineered Components                               116,582           106,564           329,634           307,088
                                                       ---------         ---------         ---------         ---------
                                                       $ 157,790         $ 159,267         $ 445,548         $ 437,221
                                                       =========         =========         =========         =========

Income before Income Taxes and
------------------------------
Cumulative Effect of Accounting Change
--------------------------------------
     Flow Control Products                             $   7,035         $   6,093         $  18,549         $  17,877
     Engineered Components                                 5,132             7,517            21,036            18,678
     Disposition of Businesses (a)                          --              12,048             9,023            12,048
     Restructuring (b)                                      --              (9,800)             --              (9,800)
     Corporate                                            (2,678)           (2,964)           (7,907)           (6,820)
     Equity in income (loss) of joint venture
        and other income (expense)                          (382)              398              (708)            1,230
     Interest expense                                     (3,076)           (3,659)          (10,144)          (11,109)
                                                       ---------         ---------         ---------         ---------
                                                       $   6,031         $   9,633         $  29,849         $  22,104
                                                       =========         =========         =========         =========



(a) Disposition of Superior Valve in fiscal 1999 relates to the Flow Control segment. Disposition of Precision in fiscal 1998 relates to the Engineered Components segment.
(b) $10,000 of restructuring and integration charges relates to the Flow Control Products segment, of which $2,200 is recorded in cost of sales, and $2,000 relates to prior shutdown locations.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Net sales for the Flow Control Products segment were $41.2 million for the third quarter of fiscal 1999 compared with $52.7 million for the same period of fiscal 1998. Decreased sales from divested operations more than offset volume gains resulting in a 20.3% decrease in sales volume. While demand remained strong, lower pricing in the copper and brass fittings business, net of favorable mix benefits, decreased sales by 1.5%. Operating income was $7.0 million as compared with $8.3 million for the same period of fiscal 1998. Pricing pressures in the Company's copper and brass fittings business contributed to the segment's year-over-year decline in operating income; however, cost reduction efforts and lower material costs continue to partially offset the impact of pricing pressures.

Net sales for the Engineered Components segment were $116.6 million for the third quarter of fiscal 1999 compared with $106.6 million in the third quarter of fiscal 1998. Strong aluminum wheel sales in North America and Europe led the 8.9% increase in segment sales due to volume. The remaining sales increase results from a combination of a favorable product mix and a stronger Italian Lire in fiscal 1999 versus fiscal 1998, largely offset by lower aluminum costs which are also reflected in the Company's pricing. Operating income was $5.1 million as compared with $7.5 million for the same period in fiscal 1998. The decrease in operating income in the third quarter reflects the cost impact of labor turnover and new-product launch issues discussed above.

LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of fiscal 1999, operations provided net cash of $42.5 million compared with $13.3 million for the same period in fiscal 1998. Cash provided by net income and depreciation totaled $33.4 million for fiscal 1999, excluding the non-cash gain on the disposition of Superior Valve. A $12.0 million decrease in working capital requirements also contributed to the positive cash flow. Fiscal 1999's working capital decrease primarily reflects increased income tax accruals attributed to the gain on the disposition of Superior Valve and increased compensation-related accruals.

Investing activities provided net cash of $0.5 million for the first nine months of fiscal 1999 compared with $19.6 million used in fiscal 1998. Proceeds from the sale of Superior Valve provided $35.6 million, which was primarily used to reduce long-term debt. Capital spending totaled $34.1 million in the first nine months of fiscal 1999, compared with $33.2 million in the first nine months of fiscal 1998. At May 30, 1999, the Company had $9.8 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing activities used $45.4 million in cash, primarily to reduce net debt, in the first nine months of fiscal 1999 versus net cash provided of $1.5 million for fiscal 1998. Additional borrowings in fiscal 1999 included $36.2 million under the Company's revolving credit agreement. Long-term debt repayments were $65.5 million, financed in part with the proceeds from the Superior Valve disposition, and short-term borrowings declined by $10.4 million. Cash used by financing activities also includes dividend payments of $3.9 million.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Long-term debt was 53.0% of total capital at May 30, 1999 and 59.9% at August 31, 1998. The Company may borrow up to $200 million under a credit agreement that expires August 14, 2002. At May 30, 1999, $111.9 million was outstanding under the credit agreement, and the Company had unused borrowing capacity of $20.7 million under its most restrictive debt covenant. The Company also maintains domestic bank lines of credit under which it may borrow up to $27 million of which $10.2 million was outstanding at May 30, 1999. In addition, Speedline has short-term lines of credit totaling $70.7 million , of which $60.8 million was available at April 30, 1999. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

On December 17, 1998 the Company announced a plan to repurchase up to 750,000 of its outstanding common shares. As of May 30, 1999, 84,300 shares have been repurchased under this plan. The Company currently has 9,120,620 shares outstanding.


ACCOUNTING STANDARDS ADOPTED

Effective September 1, 1997, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle was $8.6 million ($.93 per share), net of tax benefits of $5.0 million. The Company's share of CTC's cumulative effect of a change in accounting principle was $3.5 million, net of tax.

Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Comprehensive income includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. SFAS No. 130 requires reporting certain transactions that result in a change in shareholders equity, such as foreign currency translation adjustments, to be included in other comprehensive income. For the Company, total comprehensive income is the sum of net income and foreign currency translation adjustments. Total comprehensive income was $1.2 million and $18.4 million for the three-and nine-month periods ended May 30, 1999 and $6.6 million and $7.0 for the three- and nine-month periods ended May 31, 1998.

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

The Company believes its risk is low in the event of year 2000 issues. Its Flow Control systems and many of its Engineered Components systems are compliant. Two of the Company's automotive facilities in the U.S. and Italy have been successfully audited for compliance by one of each of their major customers. Additionally, the Company has engaged an independent third-party to evaluate the Year 2000 remediation plans and preparedness during the fourth quarter of fiscal 1999. The Company's primary raw materials are basic commodities available from multiple sources such as copper cathode, aluminum sows and ingots, and brass from scrap radiators.

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

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CONTINGENCIES

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At May 30, 1999, the Company had reserves of $1.5 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

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


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits

Exhibit 27.1 - Financial Data Schedule for the nine-month period ended May 30,
               1999.*

       * Schedule submitted in electronic format only

b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended May 30, 1999

                          AMCAST INDUSTRIAL CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMCAST INDUSTRIAL CORPORATION
                                        (Registrant Company)




Date:  July 9,  1999                    By: /s/ J. H. Shuey
     --------------                        --------------------------------
                                        John H. Shuey
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date: July 9,  1999                     By: /s/ D. D. Watts
     --------------                        --------------------------------
                                        Douglas D. Watts
                                        Vice President, Finance
                                        (Principal Financial Officer)


Date: July 9,  1999                     By: /s/ M. D. Mishler
     --------------                        --------------------------------
                                        Mark D. Mishler
                                        Corporate Controller
                                        (Principal Accounting Officer)