Form 10-K405
period 1999-08-31
AMCAST INDUSTRIAL CORP
filed 1999-11-23
CIK 27425

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1999          Commission file number 1-9967

                          AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             OHIO                                        31-0258080
----------------------------------              --------------------------------
    (State of Incorporation)                          (I.R.S. employer
                                                     identification no.)

7887 Washington Village Drive, Dayton, Ohio                45459
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

                                      NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes__X__    No_____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or in information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ X]

     Aggregate market value of common shares, no par value, held by non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of October 18, 1999--$116,744,315.

     Number of common shares outstanding, no par value, as of October 18, 1999-- 8,954,920 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV--Portions of Annual Report to Shareholders for the year ended August 31, 1999.

     Part III--Portions of Proxy Statement for the Annual Meeting of Shareholders to be held on December 15, 1999 filed November 15, 1999.

                                     PART I

ITEM 1 - BUSINESS


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

       During fiscal 1998, the Company acquired Lee Brass Company, located in Anniston, Alabama; ceased operations at Flagg Brass, Inc., located in Stowe, Pennsylvania; and during fiscal 1999, sold Superior Valve Company, located in Washington, Pennsylvania. See further discussion in "Flow Control Products" below. During fiscal 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. and its subsidiaries ("Speedline"), a major European manufacturer located in Italy and during fiscal 1998, sold Amcast Precision Products Inc. in Rancho Cucamonga, California. See further discussion in "Engineered Components" below.

       The Company operates in two business segments -- (1) Flow Control Products and (2) Engineered Components. Information concerning the net sales, operating profit, and identifiable assets of each segment and sales by product catagory for years 1997 through 1999 appears under "Business Segments" in the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended August 31, 1999. Such information is incorporated herein by reference and is included as Exhibit 13.1 of this report. Domestic export sales were $18.0 million, $33.4 million, and $30.9 million in fiscal 1999, 1998, and 1997, respectively.


FLOW CONTROL PRODUCTS

       The Flow Control Products segment (Flow Control) includes the businesses of Elkhart Products Corporation (Elkhart), Lee Brass Company (Lee Brass), and Amcast Industrial Ltd. Elkhart produces a complete line of wrot copper fittings for use in residential, commercial, and industrial construction and markets brass pipe fittings. Lee Brass manufactures cast brass products for residential, commercial, and industrial plumbing systems as well as specific cast brass components unique to the application of original equipment manufacturers. Amcast Industrial Ltd. is the Canadian marketing channel for the Company's Flow Control segment manufacturing units.

       The Flow Control Products segment is a leading supplier of copper pipe fittings for the industrial, commercial, and residential construction markets. These products are sold through distributors and wholesalers. Shipments are primarily made by truck from Company locations directly to customers. The competition is comprised of a number of manufacturers of parts for air conditioning, refrigeration, and plumbing systems. The Company believes that competition in this segment is based on a number of factors including product quality, service, delivery, and value.

       The Flow Control Products segment is one of three major suppliers of copper and brass fittings to the North American industrial, commercial, and residential plumbing markets. Products are sold primarily through plumbing wholesalers, retail hardware stores and home centers, and to original equipment manufacturers and replacement parts distributors in the air conditioning and commercial refrigeration business. Competition is based on service levels, pricing, and breadth of product offering. The Company's prime competitors are Mueller Industries, Inc., a publicly-owned company listed on the New York Stock Exchange, and NIBCO Inc., a privately-held company headquartered in Elkhart, Indiana. Both Mueller Industries, Inc. and NIBCO Inc. may have greater financial resources than the Company.

       On April 9, 1998, the Company acquired Lee Brass Company, a privately-owned company located in Anniston, Alabama. Lee Brass is a major manufacturer of cast brass products for residential, commercial, and industrial plumbing systems. The purchase price was approximately $16.1 million consisting of cash payments of $11.7 million and debt assumption of $4.4 million.

       Following the acquisition of Lee Brass, the Company consolidated its two brass foundry operations and ceased production at its Flagg Brass plant located in Stowe, Pennsylvania. The consolidation plan included the transfer of certain product lines to Lee Brass, the closure of the Flagg Brass facility, and the termination of approximately 100 salaried and hourly personnel.

       On October 16, 1998, the Company sold Superior Valve Company for $35.6 million in cash. The transaction resulted in a pre-tax gain of $9.0 million. This business, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets. Fiscal 1998 sales of approximately $42.0 million were included in the Company's Flow Control Segment.

       The majority of the Flow Control Products segment's business is based on customer purchase orders for their current product requirements. Such orders are filled from inventory positions maintained in the regional warehouse distribution network. In certain situations, longer-term supply arrangements are in place with major customers. Such arrangements are of the type that stipulate a certain percentage of the customer's requirements to be delivered at a specific price over a set period of time. Such arrangements are beneficial to the Company in that they provide firm forecasts of demand that allow for efficient use of equipment and manpower.

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

       The Engineered Components segment is not solely dependent on a single customer; however, a significant portion of the Engineered Components business is directly or indirectly dependent on the major automobile manufacturers. The Company's net sales to various divisions of General Motors Corporation were $136.5 million, $105.7 million, and $105.8 million for fiscal 1999, 1998, and 1997, respectively. No other customer accounted for more than 10% of consolidated sales.

       The Engineered Components segment is a leading supplier of aluminum automotive components and aluminum wheels for automotive original equipment manufacturers in North America and also a leading supplier of light-alloy wheels for automotive original equipment manufacturers and aftermarket applications in Europe. Competition in the automotive components industry is global with numerous competitors. The basis of competition is generally design and engineering capability, price, product quality, and delivery.

       There are approximately 25 competitors in the aluminum automotive component business serving the North American market. Principal competitors include Alcoa, Hayes Lemmerz International, Inc., Stahl Specialty Company, Contech, a subsidiary of SPX Corporation, and Citation Corporation, some of which have significantly greater financial resources than the Company.

       There are approximately 18 producers of aluminum wheels which service the North American market. The largest of these are Superior Industries International, Inc. and Hayes Lemmerz International, Inc. The next tier of suppliers includes the Company, Reynolds Metals Company, Alcoa, and Enkei America Inc. Some of the Company's competitors in the aluminum wheel business have significantly greater financial resources than the Company.

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

       Aluminum and copper are basic commodities traded in international markets. Changes in aluminum and copper costs are generally passed through to the customer. In North America, changes in the cost of aluminum are currently passed through to the customer based on various formulas as is the custom in the automotive industry sector the Company serves. In Europe, changes in the cost of aluminum are currently passed through to approximately one-half of the customers based upon various formulas and through negotiated contracts with the remaining customers. Copper cost increases and decreases are generally passed through to the customer in the form of price changes as permitted by prevailing market conditions. The Company is unable to project whether these costs will increase or decrease in the future. The Company's ability to pass through any increased costs to the customer in the future will be determined by market conditions at that time.

       The Company owns a number of patents and patent applications relating to the design of its products. While the Company considers, in the aggregate, these patents are important to operations, it believes that the successful manufacture and sale of its products generally depend more on the Company's technological know-how and manufacturing skills.

       Capital expenditures related to compliance with federal, state, and local environmental protection regulations for fiscal 2000 and 2001 are not expected to be material. Management believes that operating costs related to environmental protection will not have a materially adverse effect on future earnings or the Company's competitive position in the industry.

       The Company employed approximately 4,960, 4,500, and 4,040 associates at August 31, 1999, 1998, and 1997, respectively.

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

      CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

         Certain statements in this Report, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting, or estimating Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive industry, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive pressures in the Company's Engineered Components and Flow Control Products segments, effectiveness of production improvement plans, inherent uncertainties in connection with international operations and foreign currency fluctuations and labor relations at the Company and its customers.

ITEM 2 - PROPERTIES

The following table provides certain information relating to the Company's principal facilities as of October 18, 1999:

                                                    SQUARE
        FACILITY                                    FOOTAGE                   USE
--------------------------------------              -------     ------------------------------------

Flow Control Products Segment
-----------------------------

Elkhart, Indiana                                    222,000     Copper fittings manufacturing
                                                                plant, warehouse, and sales
                                                                and general offices

Fayetteville, Arkansas                              107,800     Copper fittings manufacturing plant

Burlington, Ontario, Canada                          20,214     Distribution warehouse and
                                                                branch sales office for
                                                                Flow Control Products

Anniston, Alabama                                   425,000     Brass foundry, machining,
                                                                warehouse and distribution

Engineered Components Segment
-----------------------------

Geneva, Indiana                                     106,153     Custom fabricated copper
                                                                and aluminum tubular
                                                                products manufacturing plant

Cedarburg, Wisconsin                                149,000     High-volume, aluminum alloy
                                                                permanent-mold foundry

Richmond, Indiana                                    97,300     High-volume, aluminum alloy
                                                                permanent-mold foundry

Fremont, Indiana                                    144,500     Cast and machined aluminum
                                                                automotive wheels plant

Gas City, Indiana                                   196,000     Cast and machined aluminum
automotive wheels plant

Wapakoneta, Ohio                                    206,000     Cast and assembled aluminum
                                                                suspension components plant

Southfield, Michigan                                 10,975     Automotive component sales,
                                                                product development, and
                                                                engineering center offices

Tabina S. Maria di Sala, Italy                      257,142     Aluminum passenger car wheels,
                                                                aluminum and magnesium wheels
                                                                for OEM racing and aftermarket
                                                                plant

                                                    SQUARE
        FACILITY                                    FOOTAGE                   USE
--------------------------------------              -------     ------------------------------------

Caselle S. Maria di Sala, Italy                     56,855      Light-alloy wheels, aluminum and
magnesium wheels for OEM                                        racing and aftermarket plant

Bolzano, Italy                                      138,244     Aluminum car wheels,
                                                                truck aluminum wheels
                                                                plant

Riese Pio X (TV), Italy                              24,291     Aluminum passenger car wheels
                                                                plant

Corporate
---------

Dayton, Ohio                                         16,281     Executive and general offices


       The land and building in Burlington, Ontario, are leased under a five-year lease expiring in 2003. The land in Richmond and Gas City, Indiana, is leased under 99-year leases, expiring in 2091. The Corporate offices are being leased for five years expiring in 2003. The Amcast Automotive offices in Southfield, Michigan, are being leased for five years expiring in the year 2004, with an option for a five year renewal. Five buildings used by Speedline S.r.l. are leased. Three of the leased buildings are located in Tabina S. Maria di Sala, Italy. One building of 13,002 square feet and one building of 37,221 square feet are both leased until 2003 and the third building of 21,670 square feet is leased until 2002, with an option for a six-year renewal. There are two additional leases for Speedline associates parking lots renewable from year to year thereafter. The Speedline building located in Caselle S. Maria di Sala, Italy, is leased in two portions--one is leased until 2001 and the other is leased until 2006. The land and buildings in Riese Pio X are leased until 2000, with an option for a six year renewal. The Bolzano land is leased under a 20 year lease, expiring in 2019. All other properties are owned by the Company.

       A portion of the land and building at Fayetteville, Arkansas, is subject to a mortgage in favor of Bank One, Dayton, NA, to secure the payment of a $5,050,000 bond issue dated December 1, 1991, and maturing December 1, 2004.

       The Company's operating facilities are in good condition and are suitable for the Company's purposes. Utilization of capacity is dependent upon customer demand. During 1999, total company-wide productive capacity utilization ranged from 85% to 95%, and averaged 91% of the Company's total capacity.

ITEM 3 - LEGAL PROCEEDINGS

       Certain legal matters are described at "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 1999, which is included in Exhibit
13.1 to this Report and incorporated herein by reference.

       Allied Signal, Inc. has brought a superfund private cost recovery and contribution action against the Company in the United States District Court for the Southern District of Ohio, Western Division, which is captioned Allied-Signal, Inc. V. Amcast Industrial Corporation (Case No. C-3-92-013). The action involves the Goldcamp Disposal Site in Ironton, Ohio. Allied-Signal has taken the lead in remediating the site and has estimated that its total costs for the remediation may reach $30 million. Allied is seeking a contribution from the Company in an amount equal to 50% of the final remediation costs. A trial in this proceeding was completed in February 1995. The trial court recently entered a "short form" opinion on the merits. The Court stated that the Company is responsible for 2% of Allied's past and future clean-up costs, and that the Company is responsible for 28% of the costs that Allied incurred to place a "cap" on the Goldcamp Disposal site. The Court also ordered the Company to pay pre-judgment interest. Based on the Court's action, the Company estimates that its maximum liability associated with the action is between $0.5 million and $1.5 million. The Court has not entered a "final" order and any final order could be subject to appeal. The Company believes its liability is at the low end of this range.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

EXECUTIVE OFFICERS OF REGISTRANT

       John H. Shuey, age 53, has been Chairman, President and Chief Executive Officer of the Company since December 1997 and a director since March 1994. Mr. Shuey was President and Chief Executive Officer from March 1995 to December 1997. Mr. Shuey was President and Chief Operating Officer from December 1993 to March 1995. Mr. Shuey was Executive Vice President from February 1991 to December 1993. Mr. Shuey is also a director of Cooper Tire & Rubber Company.

       Giovanni Scarlini, age 48, was appointed General Manager and Managing Director of Speedline S.p.A. upon Amcast's acquisition of Speedline in August 1997. Mr. Scarlini has been with Speedline since November 1996. From 1986 to March 1996, Mr. Scarlini occupied several management positions with CESAB, the most recent being General Manager.

       Michael N. Powell, age 52, has been President of Amcast Flow Control, since May 1996. From April 1994 until May 1996, he was Vice President/General Manager of Superior Valve Company. Mr. Powell was President and Chief Operating Officer of Versa Technologies, Inc. in Racine, Wisconsin, from May 1991 to December 1993.

       Ronald C. DiLiddo, age 54, has been President of Amcast Automotive since October 1999. From 1998 to 1999, he was General Manager of the North American Wiper Systems and Electric Motor group of Valeo S.A. From 1996 to 1998, Mr. DiLiddo was Vice President of Operations for ITT's automotive electrical systems group and from 1994 to 1996, he was President and Chief Executive Officer of Hansford Manufacturing.

       Douglas D. Watts, age 54, has been Vice President, Finance since August 1994. From 1987 to August 1994, Mr. Watts held various financial management positions with General Cable Corporation, of which the most recent post was Vice President and Controller.

       Dean Meridew, age 45, has been Vice President of Amcast Automotive since September 1999. From September 1997 to September 1999, he was Vice President, Amcast Europe. From June 1992 to September 1997, he was Division Manager for the Company's North American wheel operations. Prior to that, Mr. Meridew was Operations Manager and Engineering Manager within the Company's North American wheel operations since January 1985.

       Denis G. Daly, age 57, has been Vice President, General Counsel and Secretary since January 1990. From January 1988 to December 1989, he worked in private practice at the law firm of Thompson, Hine, and Flory.

       Robert C. Collevechio, age 47, has been Vice President, Human Resources since September 1996. From 1992 to 1996, he was Director of Human Resources for the North American operations of Carrier Corporation.

       James R. Van Wert, Jr., age 41, has been Vice President, Technology since June 1997. Prior to that, Mr. Van Wert was with the Aluminum Company of America (ALCOA), in numerous capacities. His last position was Director of Technology, Forging & Casting, focusing primarily on the automotive industry.

       Michael R. Higgins, age 53, has been Treasurer since January 1987.

       Mark D. Mishler, age 41, has been Corporate Controller since April 1998. From April 1995 to April 1998, he was International Controller for Witco Corporation. From April 1991 to April 1995, he was a Divisional Controller for Siemens.


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

       Amcast common stock is listed on the New York Stock Exchange, ticker symbol AIZ. As of August 31, 1999, there were 8,954,920 of the Company's common shares outstanding, and there were approximately 8,100 shareholders of Amcast's common stock, including shareholders of record and the Company's estimate of beneficial holders.


                                               Range of Stock
                                                   Prices
                                      ---------------------------------            Dividends
                                             High            Low                   Per Share
                                             ----            ---                   ---------
Fiscal
 1999
 ----
               First Quarter               $18 15/16       $13 7/8                    $.14
               Second Quarter               22              15 5/16                    .14
               Third Quarter                19              15 1/4                     .14
               Fourth Quarter               18 7/16         14 1/2                     .14

Fiscal
 1998
 ----
               First Quarter               $25 7/8         $22 1/2                    $.14
               Second Quarter               24 7/8          20 15/16                   .14
               Third Quarter                22 9/16         19 5/8                     .14
               Fourth Quarter               21 11/16        15 1/4                     .14


       Certain information concerning provisions affecting the payment of dividends is located at "Long-Term Debt and Credit Arrangements" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 1999, Exhibit 13.1 herein.


ITEM 6 - SELECTED FINANCIAL DATA

       The information required by this item is incorporated herein by reference to "Selected Data" of the Company's Annual Report to Shareholders for the year ended August 31, 1999, Exhibit 13.1 herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by this item is incorporated herein by reference to "Management's Discussion of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended August 31, 1999,
Exhibit 13.1 herein.


ITEM 7a - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

       The information required by this item is incorporated herein by reference to "Management's Discussion of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended August 31, 1999,
Exhibit 13.1 herein.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is incorporated by reference to "Consolidated Financial Statements and Notes to Consolidated Financial Statements," together with the report thereon of Ernst & Young LLP and "Quarterly Financial Data (Unaudited)" of the Company's Annual Report to Shareholders for the year ended August 31, 1999, Exhibit 13.1 herein.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None



                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item relating to directors and executive officers of the Company is incorporated herein by reference to that part of the information under "Election of Directors" on pages 2 and 3, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 15, 1999. Certain information concerning executive officers of the Company appears under "Executive Officers of Registrant" at Part I, pages 8 and 9, of this Report.


ITEM 11 - EXECUTIVE COMPENSATION

       The information required by this item is incorporated herein by reference to "Executive Compensation" on pages 6 through 13 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 15, 1999.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated herein by reference to "Security Ownership of Directors, Nominees, and Officers" on page 5 and "Security Ownership of Certain Beneficial Owners" on page 15 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 15, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is contained on pages 9 and 13 in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 15, 1999, which is incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report.

1.    Financial statements:

             The following financial statements of Amcast Industrial Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 1999, are incorporated by reference at
             Item 8 of this report.

             Consolidated Statements of Income -
                Years Ended August 31, 1999, 1998, and 1997.

             Consolidated Statements of Financial Condition -
                August 31, 1999 and 1998.

             Consolidated Statements of Shareholders' Equity -
                Years Ended August 31, 1999, 1998, and 1997.

             Consolidated Statements of Cash Flows -
                Years Ended August 31, 1999, 1998, and 1997.

             Notes to Consolidated Financial Statements

             Report of Independent Auditors

2.    Consolidated financial statement schedule:


               Schedule                                                                            Page Number
                Number                              Description                                  In This Report
                ------                              -----------                                  --------------
                   II          Valuation and Qualifying Accounts and Reserves - August 31,
                               1999, 1998, and 1997                                                    13

             All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.    Exhibits - See Index to Exhibits (page 14 hereof).

4. Reports on Form 8-K - During the fourth quarter ended August 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of November 1999.


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


    Signature                                        Title                            Date
-------------------                     -------------------------------        --------------------

/s/John H. Shuey                        Chairman, President and
-------------------                     Chief Executive Officer                 November 23, 1999
John H. Shuey                           Director
                                        (Principal Executive Officer)


/s/Douglas D. Watts                     Vice President, Finance                 November 23, 1999
-------------------                     (Principal Financial Officer)
Douglas D. Watts

/s/Mark D. Mishler                      Controller                              November 23, 1999
-------------------                     (Principal Accounting Officer)
Mark D. Mishler



*Leo W. Ladehoff                        Director                                November 23, 1999
*James K. Baker                         Director                                November 23, 1999
*Walter E. Blankley                     Director                                November 23, 1999
*Peter H. Forster                       Director                                November 23, 1999
*Earl T. O'Loughlin                     Director                                November 23, 1999
*Bernard G. Rethore                     Director                                November 23, 1999
*William G. Roth                        Director                                November 23, 1999
*R. William Van Sant                    Director                                November 23, 1999


       *The undersigned John H. Shuey, by signing his name hereto, does sign and execute this annual report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

                                                   By /s/John H. Shuey
                                                     ---------------------------
                                                     John H. Shuey
                                                     Attorney in Fact

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                ($ In Thousands)


                                                                     Additions
                                                              -------------------------
                                              Balance         Charged to     Charged to
                                             Beginning         Costs and        Other                                Balance at
               Description                   of Period         Expenses        Accounts           Deductions       End of Period
---------------------------------------------------------------------------------------------------------------------------------
Deducted From Asset Accounts


   Reserves for unrealized
   losses on properties and other
   assets held for sale:


         Year ended August 31, 1999            $2,818                                            $(2,818) (1)          $   --
         Year ended August 31, 1998            $2,818                                                 --               $2,818
         Year ended August 31, 1997            $3,071                                            $  (253) (1)          $2,818


(1) Write off of assets against reserve.

                                INDEX TO EXHIBITS


 Exhibit                                                                                          See Key
 Number                                 Description                                                Below
 ------          --------------------------------------------------------------                    -----
    3            ARTICLES OF INCORPORATION AND BY-LAWS:

                 3.1     Articles of Incorporation of Amcast Industrial
                         Corporation, incorporated by reference from Form
                         10-K for the year ended August 31, 1996.                                    I

                 3.2     Code of Regulations of Amcast Industrial
                         Corporation, incorporated by reference from Form
                         10-K for the year ended August 31, 1996.                                    I

    4            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                 HOLDERS, INCLUDING INDENTURES:

                 4.1     $200,000,000 Credit Agreement between Amcast
                         Industrial Corporation and KeyBank National Association
                         dated August 14, 1997, incorporated by reference from Form
                         8-K filed September 3, 1997.                                                I

                 4.2     First Amendment Agreement dated October 7, 1997, to the
                         $200,000,000 Credit Agreement between Amcast Industrial
                         Corporation and KeyBank National Association dated
                         August 14, 1997, incorporated by reference from Form 10-K
                         for the year ended August 31, 1998.                                         I

                 4.3     Second Amendment Agreement dated August 30, 1998, to the
                         $200,000,000 Credit Agreement between Amcast Industrial
                         Corporation and KeyBank National Association dated
                         August 14, 1997, incorporated by reference from Form 10-K
                         for the year ended August 31, 1998.                                         I

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

                 4.6     Amendment Agreement, dated July 24, 1995, to the
                         $10,000,000 Senior Note Agreement between Amcast
                         Industrial Corporation and Principal Mutual Life
                         Insurance Company, dated September 1, 1989,
                         incorporated by reference from Form 10-K for the year
                         ended August 31,
                         1995.                                                                       I

 Exhibit                                                                                          See Key
 Number                                 Description                                                Below
 ------          --------------------------------------------------------------                    -----

                 4.7     Amendment Agreement dated as of December 31, 1997, to
                         the $10,000,000 Senior Note Agreement between Amcast
                         Industrial Corporation and Principal Mutual Life
                         Insurance Company, dated September 1, 1989,
                         incorporated by reference from Form 10-K for the year
                         ended August 31, 1998.                                                      I

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

                 4.9     Amcast guarantee of a portion of the $32,100,000
                         Credit and Intercreditor Agreement between Casting
                         Technology Company (a joint venture partnership
                         between Amcast Industrial Corporation and Izumi
                         Industries, Ltd.) and Bank One , Indiana, National
                         Association, The Asahi Bank, Ltd., and Bank One,
                         Indiana, National Association, as Agent, and a copy
                         of the Credit and Intercreditor Agreement, dated
                         August 31, 1999.                                                            F

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

                 4.11    Amendment Agreement dated December 31, 1997, to
                         $50,000,000 Note Agreement between Amcast Industrial
                         Corporation and Principal Mutual Life Insurance
                         Company, dated November 1, 1995, incorporated by
                         reference from Form 10-K for the
                         year ended August 31, 1998.                                                 I

                 4.12    Lease between ICX Corporation, lessor, and Amcast
                         Industrial Corporation, lessee, dated July 13, 1999.                        +

 Exhibit                                                                                          See Key
 Number                                 Description                                                Below
 ------          --------------------------------------------------------------                    -----
    10           MATERIAL CONTRACTS:

                 10.1    Amcast Industrial Corporation Employee Share- builder
                         Plan, effective August 26, 1987, incorporated by
                         reference from Form 10-K for the year ended August 31,
                         1996.                                                                       I

                 10.2    Amcast Industrial Corporation Annual Incentive Plan,
                         effective September 1, 1982, incorporated by reference
                         from Form 10-K for the year ended
                         August 31, 1996.                                                            I

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

                 10.7    Amcast Industrial Corporation 1989 Stock Incentive
                         Plan, effective October 19, 1988, as amended, effective
                         December 9, 1992, incorporated by reference from Form
                         10-Q for the quarter ended February 28, 1994.                               I

                 10.8    Amcast Industrial Corporation 1989 Director Stock
                         Option Plan, effective October 19, 1988, incorporated
                         by reference from Form 10-K for
                         the year ended August 31, 1996.                                             I

 Exhibit                                                                                          See Key
 Number                                 Description                                                Below
 ------          --------------------------------------------------------------                    -----
                 10.9    Amcast Industrial Corporation Change of Control
                         Agreements, effective September 1, 1996, incorporated
                         by reference from Form 10-K for the year ended
                         August 31, 1996.                                                            I

                 10.10   Change of Control Agreement between Amcast Industrial
                         Corporation and John H. Shuey, Chairman, President and
                         Chief Executive Officer, effective December 31, 1997,
                         incorporated by reference from Form 10-K for the year
                         August 31, 1998.                                                            I

                 10.11   Share Purchase Agreement between Amcast
                         Industrial Corporation and Speedline International
                         Holding B.V., Gerance S.A., San Marco Finanziaria
                         S.p.A., Mr. Antonio Zacchello, Mr. Giancarlo
                         Zacchello, Mr. Gianni Zacchello, Mr. Franco
                         Zacchello and Ms. Graziella Zacchello,
                         effective July 18, 1997, incorporated by reference
                         from Form 8-K filed September 3, 1997.                                      I

                 10.12   Amcast Industrial Corporation 1999 Director
                         Stock Option Plan, effective January 1, 1999.                               F

                 10.13   Amcast Industrial Corporation Nonqualified
                         Supplementary Benefit Plan (June 1, 1999
                         Restatement), effective June 1, 1999.                                       F

                 10.14   Amcast Industrial Corporation Amended and Restated
                         Long-Term Incentive Plan, effective May 26, 1999.                           F

                 10.15   Amcast Industrial Corporation 1999 Stock Incentive Plan
                         adopted August 25, 1999 (subject to shareholder
                         approval at the 1999 Annual Meeting).                                       F


13               ANNUAL REPORT TO SECURITY HOLDERS:

                 13.1    Amcast Industrial Corporation Annual Report to
                         Shareholders for year ended August 31, 1999. Those
                         portions of the Annual Report as are specifically
                         referenced under Parts I, II, and IV of this report are
                         filed herein.                                                               F

 Exhibit                                                                                          See Key
  Number                                 Description                                               Below
-----------       -------------------------------------------------------------                    -----
    21            SUBSIDIARIES OF THE REGISTRANT:

                  Amcast Industrial Corporation has 18 significant wholly-owned subsidiaries, with the exception of Lee Brass Company, which is 96% owned by an Amcast wholly owned subsidiary, which are included in the consolidated financial statements of the Company. Information regarding these subsidiaries is set forth below:

                  Amcast Industrial Limited
                  Jurisdiction of Incorporation:                       Ontario, Canada
                  Name Under Which Business Is Done:                   Amcast Industrial Limited

                  Elkhart Products Corporation
                  Jurisdiction of Incorporation:                       Indiana
                  Name Under Which Business Is Done:                   Elkhart Products Corporation

                  WheelTek, Inc.
                  Jurisdiction of Incorporation:                       Indiana
                  Name Under Which Business Is Done:                   Amcast Automotive -Freemont Plant

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

                  Amcast Automotive, Inc.
                  Jurisdiction of Incorporation:                       Michigan
                  Name Under Which Business Is Done:                   Amcast Automotive

                  Amcast Casting Technologies, Inc.
                  Jurisdiction of Incorporation:                       Indiana
                  Name Under Which Business Is Done:                   Amcast Casting Technologies, Inc.

                  Lee Brass Company
                  Jurisdiction of Incorporation:                       Delaware
                  Name Under Which Business is Done:                   Lee Brass Company

 Exhibit                                                                                          See Key
  Number                                 Description                                               Below
-----------       -------------------------------------------------------------                    -----
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

                  LA. MEC. S.r.l.
                  Jurisdiction of Incorporation:                       Italy
                  Name Under Which Business Is Done:                   LA. MEC. S.r.l.

                  SL Wheels, Inc.
                  Jurisdiction of Incorporation:                       Michigan
                  Name Under Which Business Is Done:                   SL Wheels, Inc.

 Exhibit                                                                                          See Key
  Number                                 Description                                               Below
-----------       -------------------------------------------------------------                    -----

     23           CONSENTS OF EXPERTS AND COUNSEL:

                  23.1   Consent of Ernst & Young LLP dated
                         November 18, 1999, with respect to the
                         incorporation by reference of their report dated
                         October 19, 1999, into this Annual Report
                         (Form 10-K), the inclusion of the financial
                         statement schedule listed in Item 14(a)(2)
                         to the financial statements covered by their report
                         dated October 19, 1999, and material incorporated by
                         reference into Amcast Industrial Corporation's
                         Post-Effective Amendment No. 1 to Registration
                         Statement No. 33-2876 on Form S-8, on
                         Registration Statements on Form S-8 (Registration
                         Nos. 33-18690, 33-28080, 33-28084, 33-38176,
                         33-61290, 333-00133, and 333-89729),
                         and on Registration Statement No. 33-28075 on Form S-3                      F

    24            POWER OF ATTORNEY:

                  24.1   Powers of attorney of persons who are indicated as
                         having executed this Annual Report Form 10-K
                         on behalf of another.                                                       F

    27            FINANCIAL DATA SCHEDULE:

                  27.1   Article 5 of Regulation S-X Financial Data Schedule
                         Form 10-K for the year ended August 31, 1999.                               F

Key:
"F"   Indicates document filed herewith.
"I"   Indicates document incorporated from another filing.
+ Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total consolidated assets of the Company and that the Company will furnish a copy of the document to the Commission upon its request.





NOTE: Exhibits have been omitted from the reproduction of this Form 10-K. A copy of the exhibits can be obtained at a reasonable copying charge by writing to Investor Relations, Amcast Industrial Corporation, P.O. Box 98, Dayton, Ohio 45401