Form 10-Q
period 1999-11-28
AMCAST INDUSTRIAL CORP
filed 2000-01-12
CIK 27425

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


  (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--------
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended November 28, 1999           Commission File Number 1-9967
                                                                         ------



                          AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)



              Ohio                                                31-0258080
---------------------------------                             -----------------
    (State of Incorporation)                                  (I.R.S. Employer
                                                             Identification No.)

7887 Washington Village Drive, Dayton, Ohio                          45459
--------------------------------------------                      ----------
(Address of principal executive offices)                          (Zip Code)



                                 (937) 291-7000
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Number of Common Shares outstanding, no par value, as of November 28, 1999 - 8,956,920 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 28, 1999

                                    I N D E X




PART I - FINANCIAL INFORMATION                                           PAGE

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial
                 Condition - November 28, 1999 and August 31, 1999           3

                 Consolidated Condensed Statements of Income -
                 for the Three Months Ended November 28, 1999
                 and November 29, 1998                                       4

                 Consolidated Condensed Statements of Retained Earnings -
                 for the Three Months Ended November 28, 1999
                 and November 29, 1998                                       4

                 Consolidated Condensed Statements of Cash Flows -
                 for the Three Months Ended November 28, 1999
                 and November 29, 1998                                       5

                 Notes to Consolidated Condensed Financial Statements     6-10

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     11-15

       Item 3 - Quantitative and Qualitative Disclosures
                about Market Risk                                           16

PART II - OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                             16


SIGNATURES                                                                  17

PART I - FINANCIAL INFORMATION


                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (unaudited)
                                                      November 28    August 31
                                                         1999           1999

                                                      -----------    -----------
ASSETS

Current Assets
    Cash and cash equivalents                            $ 12,981       $ 6,928
    Accounts receivable                                   101,987        97,819
    Inventories                                            83,194        77,166
    Other current assets                                   20,731        21,144
                                                      -----------    -----------
                               Total Current Assets       218,893       203,057

Property, Plant, and Equipment                            404,665       401,012
    Less accumulated depreciation                        (151,042      (144,254)
                                                      -----------    -----------
                                                          253,623       256,758

Goodwill                                                   60,857        61,261
Other Assets                                               19,644        12,410
                                                      -----------    -----------
                                                        $ 553,017     $ 533,486
                                                      ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Short-term debt                                       $ 5,224       $ 4,673
    Current portion of long-term debt                       4,930         6,182
    Accounts payable                                       80,923        82,396
    Accrued expenses                                       39,746        40,851
                                                      -----------    -----------

                          Total Current Liabilities       130,823       134,102

Long-Term Debt - less current portion                     194,063       174,061
Deferred Income Taxes                                      32,854        32,775
Deferred Liabilities                                       21,956        21,782

Shareholders' Equity
    Preferred shares, without par value:
       Authorized - 1,000,000 shares;
       Issued - None                                            -             -
    Common shares, at stated value
       Authorized - 15,000,000 shares
       Issued - 9,208,529 shares                            9,209         9,209
    Capital in excess of stated value                      78,998        79,020
    Accumulated other comprehensive income (losses)         1,305        (1,018)
    Retained earnings                                      88,023        87,796
    Cost of 251,609 and 253,609 common
       shares in treasury                                  (4,214)       (4,241)
                                                      -----------    -----------
                                                          173,321       170,766
                                                      -----------    -----------
                                                        $ 553,017     $ 533,486
                                                      ===========    ===========

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)

                                                          Three Months Ended
                                                      --------------------------

                                                      November 28   November 29
                                                          1999         1998
                                                      -----------   -----------
Consolidated Condensed Statements of Income

Net sales                                               $ 146,079     $ 146,024
Cost of sales                                             127,453       121,177
                                                      -----------   -----------
                                 Gross Profit              18,626        24,847
Selling, general and administrative expenses               13,603        13,677
Gain on sale of business                                        -        (9,023)
                                                      -----------   -----------
                              Operating Income              5,023        20,193
Equity in (income) loss of joint venture and
    other (income) and expense                               (248)           51
Interest expense                                            2,823         3,585
                                                      -----------    ----------
                    Income before Income Taxes              2,448        16,557
Income taxes                                                  962         6,528
                                                      -----------   -----------

                                    Net Income            $ 1,486      $ 10,029
                                                      ===========   ===========

Consolidated Condensed Statements of Retained Earnings

Beginning retained earnings                              $ 87,796      $ 73,588
Net income                                                  1,486        10,029
Dividends                                                  (1,254)       (1,289)
Stock awards                                                   (5)            -
                                                      -----------   -----------
                       Ending Retained Earnings          $ 88,023      $ 82,328
                                                      ===========   ===========

Basic earnings per share                                   $ 0.17        $ 1.09
                                                      ===========   ===========

Diluted earnings per share                                 $ 0.17        $ 1.09
                                                      ===========   ===========

Dividends declared per share                               $ 0.14        $ 0.14
                                                      ===========   ===========

Dividends paid per share                                   $ 0.14        $ 0.14
                                                      ===========   ===========


See notes to consolidated financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)
                                                          Three Months Ended
                                                      --------------------------
                                                      November 28    November 29
                                                         1999           1998
                                                      -----------    -----------

Operating Activities
       Net income                                         $ 1,486      $ 10,029
       Depreciation and amortization                        8,040         8,228
       Gain on sale of business                                 -        (9,023)
       Deferred liabilities                                  (148)       (2,466)

       Changes in assets and liabilities:
             Accounts receivable                          (11,438)        2,853
             Inventories                                   (6,073)       (3,706)
             Other current assets                             397        (1,111)
             Accounts payable                              (1,416)        3,849
             Accrued liabilities                           (1,068)        7,588
             Other                                           (242)        1,637
                                                      ------------   -----------

        Net Cash (Used) Provided by Operations            (10,462)       17,878

Investing Activities
       Additions to property, plant, and equipment         (5,595)       (8,896)
       Proceeds from sale of business                           -        35,604
       Other                                                  230            19
                                                      -----------    -----------

        Net Cash (Used) Provided by Investing
            Activities                                     (5,365)       26,727

Financing Activities
       Additions to long-term debt                              -        15,000
       Reduction in long-term debt                         (2,461)      (42,379)
       Short-term borrowings                               24,262         1,371
       Dividends                                           (1,254)       (1,289)
       Purchase of treasury shares                              -          (242)
       Proceeds from sale leaseback                         1,340             -
                                                      -----------    -----------

        Net Cash Provided (Used) by Financing
            Activities                                     21,887       (27,539)

Effect of exchange rate changes on cash                        (7)          195
                                                      -----------    -----------

Net change in cash and cash equivalents                     6,053        17,261

Cash and cash equivalents at beginning of period            6,928         7,022
                                                      -----------    -----------

      Cash and Cash Equivalents at End of Period         $ 12,981      $ 24,283
                                                      ===========    ===========


See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts )
                                   (unaudited)

Preparation of Financial Statements

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The Company's investment in Casting Technology Company (CTC), a joint venture, is included in the accompanying financial statements using the equity method of accounting. The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 1999 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included.


Comprehensive Income

Comprehensive  income  includes  all changes in  shareholders'  equity  during a
period  except  those  resulting  from  investments  by  and   distributions  to
shareholders. The components of comprehensive income are:

                                                  Three Months Ended
                                                ---------------------------
                                                November 28     November 29
                                                    1999           1998
                                                -----------     -----------

Net income                                          $ 1,486        $ 10,029
Foreign currency translation adjustments              2,323           3,884
                                                -----------     -----------
                                                    $ 3,809        $ 13,913
                                                ===========     ===========



Divestitures

During the first quarter of fiscal 1999, the Company sold Superior Valve Company for $35,604 in cash. The transaction resulted in a pre-tax gain of $9,023. The business, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Inventories

The major components of inventories are:


                                                 November 28      August 31
                                                    1999            1999
                                                ------------    -----------

Finished products                                    $42,566        $36,979
Work in process                                       22,739         21,833
Raw materials and supplies                            20,336         20,801
                                                ------------    -----------
                                                      85,641         79,613
Less amount to reduce certain
      inventories to LIFO value                        2,447          2,447
                                                ------------    -----------

                                                     $83,194        $77,166
                                                ============    ===========


Long-Term Debt

The following table summarizes the Company's long-term borrowings:


                                                  November 28     August 31
                                                      1999          1999
                                                -------------   -----------

Senior notes                                         $ 50,000      $ 50,875
Revolving credit notes                                110,316       112,793
Lines of credit                                        23,700             -
Industrial revenue bonds                                5,750         5,750
Other debt                                              3,238         4,014
Capital leases                                          5,989         6,811
                                                -------------   -----------
                                                      198,993       180,243
Less current portion                                    4,930         6,182
                                                -------------   -----------

                                                    $ 194,063     $ 174,061
                                                =============   ===========

During the first quarter of fiscal 2000, the Company amended its credit agreement. The amendments included changes to certain restrictive covenants including the interest coverage and debt-to-earnings ratios. The amendments also included increases to the applicable LIBOR margin.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Earnings Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three-month periods ended November 28, 1999 and November 29, 1998, respectively.




                                                     Three Months Ended
                                                ---------------------------
                                                November 28     November 29
                                                    1999           1998
                                                -----------     -----------

Net income                                          $ 1,486        $ 10,029
                                                ===========     ===========

Basic Earnings per Share:
Basic shares                                          8,956           9,192
                                                ===========     ===========

Net income                                          $ 0.17           $ 1.09
                                                ===========     ===========

Diluted Earnings per Share:
Basic shares                                          8,956           9,192
Stock options                                             6              10
                                                -----------     -----------

Diluted shares                                        8,962           9,202
                                                ===========     ===========

Net income                                           $ 0.17          $ 1.09
                                                ===========     ===========


For each of the periods presented, there were outstanding stock options excluded from the computation of diluted earnings per share because the options were antidilutive.

BUSINESS SEGMENTS

Operating segments are organized internally primarily by the type of products produced and markets served. The Company has aggregated similar operating segments into two reportable segments: Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. At November 28, 1999, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at August 31, 1999, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Operating information related to the Company's reportable segments is as follows:


                                  Net Sales               Operating Income
                          --------------------------  --------------------------
                          For the Three Months Ended  For the Three Months Ended
                          --------------------------  --------------------------
                          November 28   November 29   November 28   November 29
                              1999          1998         1999          1998
                          -----------   -----------   -----------   -----------

Flow Control Products        $ 35,369      $ 39,216       $ 6,014       $ 5,737
Engineered Components         110,710       106,808           949         8,077
Corporate                           -             -        (1,940)       (2,644)
                          -----------   -----------   -----------   -----------
                              146,079       146,024         5,023        11,170
Disposition of businesses           -             -             -        (9,023)
Equity in (income) loss
   of joint venture and
   other (income) expense           -             -          (248)           51
Interest expense                    -             -         2,823         3,585
                          -----------   -----------   -----------   -----------

Total net sales and
  income before taxes       $ 146,079     $ 146,024       $ 2,448      $ 16,557
                          ===========   ===========   ===========   ===========


                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Commitments and Contingencies

At November 28, 1999, the Company has committed to capital expenditures of $3,326, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are three Company-owned properties where state-supervised cleanups are expected. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At November 28, 1999, the Company's accrued undiscounted reserve for such contingencies was $1,580.

     Allied-Signal Inc. brought an action against the Company seeking a contribution from the Company equal to 50% of Allied-Signal's estimated $30,000 remediation cost in connection with a site in southern Ohio. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it disposed of at the site. The court has rendered its decision on this case, however, the exact amount of the verdict has not yet been determined by the court. The amount will be significantly less than the amount sought by the plaintiff and the Company estimates its liability associated with the action to be between $500 and $1,500. The Company believes its liability is at the low end of this range.

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

Results of Operations

Demand for the Company's products was strong in the first quarter of fiscal 2000 as consolidated net sales were $146.1 million compared with $146.0 million for the first quarter of fiscal 1999. Higher volume and favorable pricing increased sales by 4.0% and 1.5%, respectively, offset by a reduction in sales from divested operations and a stronger Italian lira. During the first quarter of fiscal 1999, the Company sold Superior Valve which had contributed $4.6 million to net sales of the Flow Control Products segment prior to its sale. By segment, Engineered Components sales increased by 3.7% compared with the first quarter of fiscal 1999, while Flow Control Products sales decreased by 9.8%.

Gross profit for the first quarter of fiscal 2000 decreased 25.0% to $18.6 million. As a percentage of sales, gross profit was 12.8% for the first quarter compared with 17.0% for the same period of 1999. The decrease in gross profit is primarily due to the continuation of operating issues encountered in several manufacturing locations in the third and fourth quarters of fiscal 1999, discussed more fully under Business Segments below.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative (SG&A) expenses remained constant, both in dollar amount and as a percentage of sales. As a percentage of sales, SG&A expense was 9.3% and 9.4% in the first quarters of fiscal 2000 and fiscal 1999, respectively.

The Company's pre-tax share of income from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was $0.1 million in the first quarter of fiscal 2000 compared with a $0.8 million loss in the first quarter of fiscal 1999. CTC's results for the first quarter of fiscal 1999 were negatively impacted by foreign exchange losses resulting from the strengthening of the Japanese yen, operating inefficiencies resulting from efforts to meet extremely-high customer demand early in the year, and difficulties hiring and retaining skilled labor which led to manufacturing inefficiencies and higher scrap.

Interest expense was $2.8 million for the first quarter of fiscal 2000 compared with $3.6 million for the first quarter of fiscal 1999. The decrease in interest expense is primarily due to significant debt reductions late in fiscal 1999 and, to a lesser degree, lower interest rates.

The effective tax rate was 39.3% and 39.4% for the first quarters of fiscal 2000 and 1999, respectively.


Results by Business Segment (unaudited)
($ in thousands)

                                  Net Sales               Operating Income
                          --------------------------  --------------------------
                          For the Three Months Ended  For the Three Months Ended
                          --------------------------  --------------------------
                          November 28   November 29   November 28   November 29
                              1999          1998         1999          1998
                          -----------   -----------   -----------   -----------

Flow Control Products        $ 35,369      $ 39,216       $ 6,014       $ 5,737
Engineered Components         110,710       106,808           949         8,077
Corporate                           -             -        (1,940)       (2,644)
                          -----------   -----------   -----------   -----------
                              146,079       146,024         5,023        11,170
Disposition of businesses           -             -             -        (9,023)
Equity in (income) loss
   of joint venture and
   other (income) expense           -             -          (248)           51
Interest expense                    -             -         2,823         3,585
                          -----------   -----------   -----------   -----------

Total net sales and
  income before taxes       $ 146,079     $ 146,024       $ 2,448      $ 16,557
                          ===========   ===========   ===========   ===========

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Net sales for the Flow Control Products segment were $35.4 million for the first quarter of fiscal 2000 compared with $39.2 million for the same period of fiscal 1999. The decrease reflects a $4.6 million reduction of sales due to the sale of Superior Valve early in the first quarter of fiscal 1999. Better pricing for the Company's copper and brass plumbing fittings increased sales by 4.6% and helped to offset the reduction in net sales. Operating income increased 4.8% due to the effect of higher pricing and slightly lower material costs, partially offset by modestly higher operating costs.

Net sales for the Engineered Components segment were $110.7 million for the first quarter of fiscal 2000 compared with $106.8 million for the same period of fiscal 1999. Sales increased by 6.1% due to volume and 1.2% due to higher material costs which are reflected in the selling price of the Company's products. Sales of aluminum components were up significantly; however, aluminum wheel sales in the first quarter were not as strong as the heavy demand experienced in the comparable period last year stemming from the ending of the extended General Motors work stoppage. A stronger Italian lira in the first quarter of fiscal 2000 compared with the same period in fiscal 1999 reduced sales by 3.6%. Operating income was $0.9 million for the first quarter compared with $8.1 million for the comparable prior-year period as operating challenges continued. Operating income was lower than the prior year due to high operating costs at the Company's Gas City, Indiana, wheel plant and the Wapakoneta, Ohio, suspension components plant as well as the lower wheel demand. Low yields and labor inefficiencies continue to drive the higher production costs. Product design and process improvements have been implemented at the Midwest plants and management has initiated hiring practice changes to attract and retain skilled labor. The Company has made progress, but some negative impact on the second quarter of fiscal 2000 results is anticipated.

Liquidity and Capital Resources

For the first quarter of fiscal 2000, net cash used by operations was $10.5 million compared with net cash provided of $17.9 million for the first quarter of fiscal 1999. Cash provided by net income plus the non-cash benefits of depreciation totaled $9.5 million for fiscal 2000; however, a $20.0 million increase in working capital requirements produced the negative cash flow. The first quarter's working capital increase primarily reflects higher accounts receivable due to the timing of cash receipts from the Company's largest customers and increased inventory levels to meet customer requirements.

Investing activities used net cash of $5.4 in the first quarter of fiscal 2000 compared with net cash provided of $26.7 million in the first quarter of fiscal 1999. Proceeds from the sale of Superior Valve provided $35.6 million in the first quarter of fiscal 1999 which were primarily used for the reduction of long-term debt. Capital spending totaled $5.6 million in the first quarter of fiscal 2000, compared with $8.9 million in the first quarter of fiscal 1999. At November 28, 1999, the Company had $3.3 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financing activities provided $21.9 million in net cash in the first quarter of fiscal 2000 versus net cash used of $27.5 million in fiscal 1999. Additional financing included $24.3 million of net short-term borrowings and $1.4 million from the sale-leaseback of equipment. Financing activities also included long-term debt repayments of $2.5 million and dividend payments of $1.3 million. Long-term debt was 52.8% of total capital at November 28, 1999 compared with 50.5% at August 31, 1999. The Company may borrow up to $200 million under a credit agreement that expires August 14, 2002. During the first quarter of 2000, the Company amended its credit agreement. These amendments included changes to certain restrictive covenants including the interest coverage and debt-to-earnings ratios. The amendments also included increases to the applicable LIBOR margin. In addition, the Company maintains bank lines of credit under which it may borrow up to $27 million. At November 28, 1999, $110.3 million was outstanding under the credit agreement and $23.7 million was outstanding under available bank lines of credit. In addition, Speedline has short-term lines of credit totaling $29.9 million, of which $26.8 million was available at October 31, 1999. At November 28, 1999, the Company had unused borrowing capacity of $21.4 million, under its most restrictive debt covenant. The Company considers these external sources of funds, together with funds generated from operations, to be adequate to meet operating needs.

Year 2000

During 1999, the Company designated a year 2000 Steering Committee and a task force in each of its operations to ensure compliance of its computer systems including computers utilized in production, production support equipment, and plant infrastructure systems. During 1999, the Company also worked with its vendors to assess their readiness. The Company engaged an independent third party to evaluate its year 2000 remediation and preparedness at selected locations in the fourth quarter of fiscal 1999. The Company's year 2000 preparedness team continued to audit all locations in the first quarter of 2000 to ensure the recommendations had been followed.

The Company's remediation program was executed primarily by internal resources.The Company estimates that it spent between $1.3 million and $1.5 million for its year 2000 remediation program. For the most part, the Company uses third-party supplied computer programs and packages for its information technology systems. Certain of those systems were already year 2000 compliant as supplied by the vendor. In the Flow Control Products segment, certain software packages had been modified by the Company. As of January 1, 2000 all Flow Control systems were year 2000 compliant. In the Engineered Components segment, some facilities were utilizing compliant releases of software. The North American automotive group is also in the process of installing an enterprise resource planning (ERP) system as an upgrade in functionality that will also improve business processes. The ERP system also remediated year 2000 issues with the systems formerly used in certain plants. The entire project is expected to take approximately three years to complete. Cost of the project is estimated to be between $5.0 million and $6.0 million for hardware and software including training and installation. The costs have been funded through internal cash flow. At the Company's Speedline unit, internal resources evaluated the compliant status of the computer systems and made any necessary upgrades and/or replacements to ensure year 2000 preparedness. As of January 1, 2000 all Engineered Components systems were year 2000 ready.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company has not experienced any significant year 2000 related complications regarding any of its critical vendors or major customers. Overall, any issues experienced to date as a result of year 2000 issues have been insignificant and have had no material impact on the Company's consolidated results of operations, financial position or cash flows.

Contingencies

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At November 28, 1999, the Company had reserves of $1.6 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

                          AMCAST INDUSTRIAL CORPORATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. There have been no material changes in the Company's exposure to these items since the Company's disclosure in Item 7A, Part II of Form 10-K for the year ended August 31, 1999.


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit 4.1 - Third Amendment Agreement dated November 5, 1999, to the
                  $200,000,000   Credit  Agreement   between  Amcast  Industrial
                  Corporation and KeyBank National Association dated August 14, 1997.

Exhibit 4.2 - Fourth  Amendment  Agreement dated November 28, 1999, to the $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997.

Exhibit 10.1 - Amcast Industrial Corporation Nonqualified Supplementary
                  Benefit Plan effective as of June 1, 1999, as restated through January 12, 2000


Exhibit 27.1 - Financial Data Schedule for the three-month period ended
                  November 29, 1999.*

       * Schedule submitted in electronic format only

b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended November 29, 1999.

                          AMCAST INDUSTRIAL CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMCAST INDUSTRIAL CORPORATION
                                 (Registrant Company)




Date:  January 12, 2000          By: /s/J. H. Shuey
      -----------------              --------------------------
                                 John H. Shuey
                                 Chairman, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date: January 12, 2000           By: /s/D. D. Watts
      ----------------               --------------------------
                                 Douglas D. Watts
                                 Vice President, Finance
                                 (Principal Financial Officer)


Date: January 12, 2000           By: /s/M.D. Mishler
      ----------------               --------------------------
                                 Mark D. Mishler
                                 Corporate Controller
                                 (Principal Accounting Officer)