Form 10-Q
period 2000-02-27
AMCAST INDUSTRIAL CORP
filed 2000-04-11
CIK 27425

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--------
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended February 27, 2000          Commission File Number 1-9967



              A M C A S T I N D U S T R I A L C O R P O R A T I O N
             (Exact name of registrant as specified in its charter)



         Ohio                                            31-0258080
-------------------------                             -----------------
(State of Incorporation)                               (I.R.S. Employer
                                                      Identification No.)

7887 Washington Village Drive, Dayton, Ohio                45459
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)



                                 (937) 291-7000
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes         X                                       No
                -----                                            ----

Number of Common Shares outstanding, no par value, as of February 27, 2000 - 8,883,844 shares.

                          AMCAST INDUSTRIAL CORPORATION

                               REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 27, 2000

                                    I N D E X

PART I - FINANCIAL INFORMATION                                            PAGE

 Item 1  -  Financial Statements:

            Consolidated Condensed Statements of Financial                   3
            Condition - February 27, 2000 and August 31, 1999

            Consolidated Condensed Statements of Income -                    4
            for the Quarter and Six Months Ended February 27, 2000
            and February 28, 1999

            Consolidated Condensed Statements of Retained Earnings -         4
            for the Quarter and Six Months Ended February 27, 2000
            and February 28, 1999

            Consolidated Condensed Statements of Cash Flows -                5
            for the Six Months Ended February 27, 2000
            and February 28, 1999

            Notes to Consolidated Condensed Financial Statements          6-10

 Item 2  -  Management's Discussion and Analysis of Financial

            Condition and Results of Operations                          11-15

 Item 3 - Quantitative and Qualitative Disclosures about Market Risk        16

PART II - OTHER INFORMATION

 Item 5 - Submission of Matters to a Vote of Security Holders               16

 Item 6 - Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                  18

PART I - FINANCIAL INFORMATION

                         AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (unaudited)

                                                        February 27   August 31
                                                           2000          1999
                                                        -----------   ---------

ASSETS

Current Assets

    Cash and cash equivalents                             $   8,840   $   6,928
    Accounts receivable                                     111,426      97,819
    Inventories                                              82,744      77,166
    Other current assets                                     19,868      21,144
                                                        -----------   ---------

       Total Current Assets                                 222,878     203,057

Property, Plant, and Equipment                              396,187     401,012
    Less accumulated depreciation                          (155,305)   (144,254)
                                                        -----------   ---------

                                                            240,882     256,758

Goodwill                                                     60,452      61,261
Other Assets                                                 20,239      12,410
                                                        -----------   ---------

                                                          $ 544,451   $ 533,486
                                                        ===========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

    Short-term debt                                       $   4,290   $   4,673
    Current portion of long-term debt                         3,981       6,182
    Accounts payable                                         71,723      82,396
    Accrued expenses                                         38,072      40,851
                                                        -----------   ---------
       Total Current Liabilities                            118,066     134,102

Long-Term Debt - less current portion                       205,896     174,061
Deferred Income Taxes                                        32,473      32,775
Deferred Liabilities                                         20,413      21,782

Shareholders' Equity Preferred shares,
    without par value:
       Authorized - 1,000,000 shares; Issued - None              -            -
    Common shares, at stated value
       Authorized - 15,000,000 shares
       Issued - 9,227,600 and 9,208,529 shares,
         respectively                                         9,228       9,209
    Capital in excess of stated value                        79,177      79,020
    Accumulated other comprehensive income (losses)          (2,963)     (1,018)
    Retained earnings                                        87,499      87,796
    Cost of 343,756 and 253,609
       common shares in treasury                             (5,338)     (4,241)
                                                        -----------   ---------
                                                            167,603     170,766
                                                        -----------   ---------
                                                          $ 544,451   $ 533,486
                                                        ===========   =========

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)

                                                     Three Months Ended            Six Months Ended
                                                 --------------------------    -------------------------
                                                 February 27    February 28    February 27   February 28
                                                    2000            1999           2000         1999
                                                 -----------    -----------    -----------   -----------

Consolidated Condensed Statements of Income

Net sales                                          $ 150,009      $ 141,734      $ 296,088     $ 287,758
Cost of sales                                        130,659        116,619        258,112       237,796
                                                 -----------    -----------    -----------   -----------

    Gross Profit                                      19,350         25,115         37,976        49,962
Selling, general and administrative expenses          15,006         14,096         28,609        27,773
Gain on sale of business                                   -              -              -        (9,023)
                                                 -----------    -----------    -----------   -----------

    Operating Income                                   4,344         11,019          9,367        31,212
Equity in (income) loss of joint venture
and other (income) and expense                          (389)           275           (637)          326
Interest expense                                       3,547          3,483          6,370         7,068
                                                 -----------    -----------    -----------   -----------

    Income before Income Taxes                         1,186          7,261          3,634        23,818
Income taxes                                             466          2,759          1,428         9,287
                                                 -----------    -----------    -----------   -----------

    Net Income                                     $     720      $   4,502      $   2,206    $   14,531
                                                 ===========    ===========    ===========   ===========


Consolidated Condensed Statements of Retained Earnings

Beginning retained earnings                        $  88,023      $  82,328      $  87,796    $   73,588
Net income                                               720          4,502          2,206        14,531
Dividends                                             (1,244)        (1,289)        (2,498)       (2,578)
Stock awards                                               -              -             (5)            -
                                                 -----------    -----------    -----------   -----------

Ending Retained Earnings                           $  87,499      $  85,541      $  87,499    $   85,541
                                                 ===========    ===========    ===========   ===========


Basic earnings per share                           $    0.08      $    0.49      $    0.25    $     1.58
                                                 ===========    ===========    ===========   ===========

Diluted earnings per share                         $    0.08      $    0.49      $    0.25    $     1.58
                                                 ===========    ===========    ===========   ===========


Dividends declared per share                       $    0.14      $    0.14      $    0.28    $     0.28
                                                 ===========    ===========    ===========   ===========

Dividends paid per share                           $    0.14      $    0.14      $    0.28    $     0.28
                                                 ===========    ===========    ===========   ===========

See notes to consolidated financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)


                                                           Six Months Ended
                                                     ---------------------------

                                                     February 27    February 28
                                                        2000           1999
                                                     -----------    -----------


Operating Activities

        Net income                                      $  2,206       $ 14,531
        Depreciation and amortization                     16,265         15,489
        Gain on sale of business                               -         (9,023)
        Deferred liabilities                                (823)        (1,499)

        Changes in assets and liabilities:
             Accounts receivable                         (24,056)       (16,968)
             Inventories                                  (7,744)        (8,176)
             Other current assets                            557         (2,986)
             Accounts payable                             (7,826)         3,318
             Accrued liabilities                          (1,313)         4,267
             Other                                          (387)         1,110
                                                     -----------    -----------

Net Cash (Used) Provided from Operations                 (23,121)            63

Investing Activities

        Additions to property, plant, and equipment       (9,392)       (19,440)
        Proceeds from sale of business                         -         35,604
        Acquisitions, net of cash acquired                     -         (1,200)
        Other                                               (130)           581
                                                     -----------    -----------


Net Cash (Used) Provided from Investing Activities        (9,522)        15,545

Financing Activities

        Additions to long-term debt                       33,885         20,000
        Reduction in long-term debt                       (8,548)       (53,659)
        Short-term borrowings                             10,070         18,669
        Dividends                                         (2,498)        (2,578)
        Purchase of treasury shares                       (1,255)          (415)
        Proceeds from sale leaseback                       2,877              -
        Other                                                198            411
                                                     -----------    -----------


Net Cash Provided (Used) by Financing Ativities           34,729        (17,572)

Effect of exchange rate changes on cash                     (174)            35
                                                     -----------    -----------

Net change in cash and cash equivalents                    1,912         (1,929)

Cash and cash equivalents at beginning of period           6,928          7,022
                                                     -----------    -----------


        Cash and Cash Equivalents at End of Period      $  8,840       $  5,093
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

Comprehensive Income

Comprehensive  income  includes  all changes in  shareholders'  equity  during a
period  except  those  resulting  from  investments  by  and   distributions  to
shareholders. The components of comprehensive income are:

                         Three Months Ended             Six Months Ended
                     ------------------------      --------------------------
                     February 27  February 28      February 27    February 28
                         2000         1999              2000          1999
                     -----------  -----------      -----------    -----------

Net income             $     720      $ 4,502          $ 2,206       $ 14,531
Foreign currency
  translation
  adjustments             (4,267)      (1,295)          (1,945)         2,589

                      ----------  -----------      -----------    -----------
                       $  (3,547)     $ 3,207          $   261       $ 17,120
                      ==========  ===========      ============   ===========

Divestitures

During the first quarter of fiscal 1999, the Company sold Superior Valve Company for $35,604 in cash. The transaction resulted in a pre-tax gain of $9,023. The business, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets.

Inventories

The major components of inventories are:

                                          February 27         August 31
                                             2000               1999
                                          -----------         ---------

Finished products                            $ 41,804           $36,979
Work in process                                22,477            21,833
Raw materials and supplies                     20,910            20,801
                                          -----------         ---------
                                               85,191            79,613
Less amount to reduce certain
      inventories to LIFO value                 2,447             2,447
                                          -----------         ---------

                                             $ 82,744           $77,166
                                          ===========         =========


Long-Term Debt

The following table summarizes the Company's long-term borrowings:

                                          February 27         August 31
                                              2000              1999
                                          -----------         ---------

Senior notes                                $  50,000         $  50,875
Revolving credit notes                        135,040           112,793
Lines of credit                                10,100                 -
Industrial revenue bonds                        5,575             5,750
Other debt                                      4,343             4,014
Capital leases                                  4,819             6,811
                                            ---------         ---------
                                              209,877           180,243
Less current portion                            3,981             6,182
                                            ---------         ---------

                                            $ 205,896         $ 174,061
                                            =========         =========


During the first quarter of fiscal 2000, the Company amended its credit agreement. The amendments included changes to certain restrictive covenants including the interest coverage and debt-to-earnings ratios. The amendments also included increases to the applicable LIBOR margin.

Earnings Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three-and six-month periods ended February 27, 2000 and February 28, 1999, respectively.

                                Three Months Ended          Six Months Ended
                            -------------------------   ------------------------
                             February 27  February 28   February 27  February 28
                                2000        1999           2000         1999
                             -----------  -----------   -----------  -----------


Net income                        $ 720      $ 4,502        $ 2,206    $ 14,531
                             ===========  ===========   ===========  ===========

Basic Earnings per Share:
Basic shares                      8,949        9,200          8,952       9,196
                             ===========  ===========   ===========  ===========

Net income                       $ 0.08       $ 0.49         $ 0.25      $ 1.58
                             ===========  ===========   ===========  ===========


Diluted Earnings per Share:
Basic shares                      8,949        9,200          8,952       9,196
Stock options                         7           27              7          19
                             -----------  -----------   -----------  -----------
Diluted shares                    8,956        9,227          8,959       9,215
                             ===========  ===========   ===========  ===========

Net income                       $ 0.08       $ 0.49         $ 0.25      $ 1.58
                               ===========  ===========   ===========  =========

For each of the periods presented, there were outstanding stock options excluded from the computation of diluted earnings per share because the options were antidilutive.

Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served. The Company has aggregated similar operating segments into two reportable segments: Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. At February 27, 2000 there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at August 31, 1999, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Operating information related to the Company's reportable segments is as follows:

                                        Net Sales                 Operating Income
                              ----------------------------   --------------------------
                               For the Three Months Ended    For the Three Months Ended
                              ----------------------------   --------------------------

                              February 27      February 28   February 27    February 28
                                 2000              1999          2000           1999
                              -----------      -----------   -----------    -----------

Flow Control Products           $  36,115        $  35,490      $  4,766       $  5,777
Engineered Components             113,894          106,244         2,267          7,827
Corporate                               -                -        (2,689)        (2,585)
                              -----------      -----------   -----------    -----------

                                  150,009          141,734         4,344         11,019
Equity in joint venture
and other (income)expense              -                -           (389)           275
Interest expense                       -                -          3,547          3,483
                              -----------      -----------   -----------    -----------

Total net sales and
income before taxes             $ 150,009       $  141,734      $  1,186       $  7,261
                              ===========      ===========   ===========    ===========


                                        Net Sales                 Operating Income
                              ----------------------------   --------------------------
                               For the Six Months Ended       For the Six Months Ended
                              ----------------------------   --------------------------
                              February 27      February 28   February 27    February 28
                                 2000              1999         2000           1999
                              -----------      -----------   -----------    -----------
Flow Control Products           $  71,484        $  74,706      $ 10,780       $ 11,514
Engineered Components             224,604          213,052         3,216         15,904
Corporate                               -                -        (4,629)        (5,229)
                            --------------     -----------   -----------    -----------

                                  296,088          287,758         9,367         22,189
Disposition of businesses               -                -             -         (9,023)
Equity in joint venture
and other (income) expense              -                -          (637)           326
Interest expense                        -                -         6,370          7,068
                            --------------     -----------   -----------    -----------

Total net sales and
income before taxes             $ 296,088        $ 287,758       $ 3,634       $ 23,818
                              ===========      ===========   ===========    ===========

Commitments and Contingencies

At February 27, 2000, the Company has committed to capital expenditures of $5,648, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are three Company-owned properties where state-supervised cleanups are expected. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At February 27, 2000, the Company's accrued undiscounted reserve for such contingencies was $1,512.

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

                                       14

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

Results of Operations

Robust demand in the Company's end markets generated strong sales in the second quarter of fiscal 2000. Consolidated net sales increased by 5.8% to $150.0 million compared with $141.7 million in the second quarter of fiscal 1999. Increased sales of the Company's performance critical aluminum components and European wheels were offset by a decline in North American wheel sales and the loss of two customers in the Flow Control Products segment. Favorable pricing, including product mix, and higher volumes increased consolidated sales by 9.0%, and 1.6%, respectively. These gains were partially offset by a reduction in sales from a weaker Italian lira. By segment, Engineered Components sales increased by 7.2% compared with the second quarter of fiscal 1999, while Flow Control Products sales increased by 1.8%.

For the first half of fiscal 2000, consolidated net sales increased by 2.9% to $296.1 million compared with $287.8 million in the first half of fiscal 1999. Increased sales of the Company's performance critical aluminum components and European wheels were offset by a decline in North American wheel sales and the loss of two customers in the Flow Control Products segment. Favorable pricing, including product mix, and higher volumes increased consolidated sales by 5.2% and 3.1%, respectively. These gains were partially offset by a reduction in sales from divested operations and a weaker Italian lira. During the first quarter of fiscal 1999, the Company sold Superior Valve which had contributed $4.6 million to net sales of the Flow Control Products segment prior to its sale. By segment, Engineered Components sales increased by 5.4% compared with the first half of fiscal 1999, while Flow Control Products sales increased by 4.3%.

Gross profit for the second quarter of fiscal 2000 decreased by 23.0% to $19.4 million, while gross profit for the first half of fiscal 2000 fell by 24.0% to $37.8 million. As a percentage of sales, gross profit was 12.9% for the second quarter and 12.8% for the first half of fiscal 2000 compared with 17.7% and 17.4% for the same periods of 1999. A combination of temporary internal and external factors depressed both gross profit and operating profit, including the inability to pass through certain material costs, the loss of two large brass products customers, reduced volumes for certain aluminum wheel styles, and higher than expected operating costs in the Flow Control Products segment. These factors are discussed more fully under business segments below. These difficulties offset operating cost improvements which took place during the second quarter of fiscal 2000 at the Company's Ohio suspension components plant and its wheel manufacturing operations in Indiana.

Selling, general and administrative (SG&A) expenses increased slightly in the second quarter of fiscal 2000, but remained fairly constant as a percentage of sales. As a percentage of sales, SG&A expense was 10.0% in the second quarter and 9.7% for the first half of fiscal 2000 compared with 9.9% and 9.7% for the same periods of fiscal 1999.

In early March the Company implemented an 8% salaried workforce reduction across all its North American operations. At the same time, global restrictions were placed on other controllable operating and administrative costs. The Company expects the combination of the workforce and overhead spending reductions to have a significantly favorable impact on the third and fourth quarter results.

The Company's pre-tax share of income from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was $0.3 million in the second quarter of fiscal 2000 compared with a $0.3 million loss in the second quarter of fiscal 1999. The Company's pre-tax share of income from CTC was $0.4 million in the first half of fiscal 2000 compared with a $1.1 million loss for the same period in fiscal 1999. CTC's results for fiscal 1999 were negatively impacted by foreign exchange losses resulting from the strengthening of the yen versus the US dollar, operating inefficiencies resulting from efforts to meet extremely high customer demand early in the year, and difficulties hiring and retaining skilled labor which led to manufacturing inefficiences and higher scrap.

Interest expense was $3.5 million in the second quarters of both fiscal 2000 and 1999 and $6.4 million and $7.1 million in the first half of fiscal 2000 and 1999, respectively.

The effective tax rate was 39.3% and 38.0% for the second quarters of fiscal 2000 and 1999, respectively, and 39.3% and 39.0% for the first half of fiscal 2000 and 1999, respectively. The lower effective tax rate for the second quarter of fiscal 1999, as compared with the first half of fiscal 1999, results from a permanent tax basis difference associated with the sale of Superior Valve that increased the effective tax rate in the first quarter of fiscal 1999.

Flow Control Products Net sales for the Flow Control Products segment were $36.1 million for the second quarter of fiscal 2000 compared with $35.5 million for the same period of fiscal 1999. A combination of favorable pricing and a slightly unfavorable product mix increased sales by 7.0%. Partially offsetting this increase was a 5.3% decrease in sales caused by lower volume, primarily due to the loss of two large customers in the commercial cast product line of the Company's Lee Brass unit. Annual sales volume for these two customers was approximately $7.9 million. Operating income in the second quarter of fiscal 2000 was $4.8 million compared with $5.8 million for the same period of fiscal 1999. Operating income benefited from the favorable pricing, but was adversely affected by higher manufacturing costs and selling expenses in excess of $2.0 million on a year-over-year basis. In addition, material costs increased by more than $1.0 million due to higher copper costs and increased outside tube purchases necessitated by unplanned downtime at the Company's tube mill in Fayetteville, Arkansas. The lower sales volume also reduced operating income by approximately $0.5 million.

Engineered Components Net sales for the Engineered Components segment were $113.9 million for the second quarter of fiscal 2000 compared with $106.2 million for the same period of fiscal 1999. Sales increased by 4.0% due to volume as sales of control arms and European wheels more than offset a decline in North American wheel sales. Higher pricing, in the form of aluminum cost pass-throughs reflected in the selling price of the Company's products, and a favorable product mix increased sales by 2.9% and 6.6%, respectively. However, a weaker Italian lira in the second quarter of fiscal 2000 compared with the same period in fiscal 1999 reduced sales by 6.6%. Operating income in the second quarter of fiscal 2000 was $2.3 million, down $5.5 million from $7.8 million in the second quarter of 1999. The volume and mix of products sold had a favorable impact of $1.2 million, despite a drag on results of nearly $0.9 million due to reduced demand for certain wheel styles at a major customer. Material costs that could not be passed along to customers in the second quarter under existing pricing formulas, primarily at the Company's Speedline unit, reduced operating income approximately $1.2 million. Also contributing to the decline in operating income were operating cost increases of $4.9 million as a result of inefficiencies in the Company's Ohio suspension components plant, one North American wheel plant and a recently expanded factory in Italy. These operating cost issues eased by over $1.0 million in the second quarter of fiscal 2000 compared with the first quarter of fiscal 2000, primarily at the suspension components plant and the North American wheel plant.

Liquidity and Capital Resources

For the first half of fiscal 2000, operations used net cash of $23.1 million compared with $0.1 million provided in the first half of fiscal 1999. Cash provided by net income plus the non-cash benefits of depreciation totaled $18.5 million in fiscal 2000; however, a $41.6 million increase in working capital requirements produced the negative cash flow. The working capital increase primarily reflects an increase in accounts receivable partly due to the timing of significant cash received from the Company's largest customer. Other contributing factors were the rise in inventory levels to improve customer service levels and to prepare for model changeovers, along with a reduction in the high level of accounts payable at August 31, 1999. The Company plans to focus on working capital management for the remainder of fiscal 2000.

Investing activities used net cash of $9.5 million in the first half of fiscal 2000 compared with $15.5 million provided in fiscal 1999. Proceeds from the sale of Superior Valve in the first quarter of fiscal 1999 provided $35.6 million, which primarily was used to reduce long-term debt. Capital spending totaled $9.4 million in the first half of fiscal 2000, significantly less than the $19.4 million in the first half of fiscal 1999. At February 27, 2000, the Company had $5.6 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing activities provided $34.7 million in cash in the first half of fiscal 2000 compared with net cash used of $17.6 million in fiscal 1999. Additional financing included $33.9 million under the Company's revolving credit agreement which was partly used to pay down short-term borrowings made in the first quarter of fiscal 2000. For the first half of fiscal 2000, the Company had $10.1 of net short-term borrowings and received $2.9 million from the sale-leaseback of equipment. Financing activities also included long-term debt repayments of $8.5 million, dividend payments of $2.5 million, and $1.3 million for repurchases of the Company's common stock. Long-term debt was 55.1% of total capital at February 27, 2000 and 50.5% at August 31, 1999. The Company may borrow up to $200 million under a credit agreement that expires August 14, 2002. During the first quarter of fiscal 2000, the Company amended its credit agreement. These amendments included changes to certain restrictive covenants including the interest coverage and debt-to-earnings ratios. The amendments also included increases to the applicable LIBOR margin. At February 27, 2000, $ 135.0 million was outstanding under the credit agreement, and $ 10.1 million was outstanding under available lines of credit. At February 27, 2000, the Company had unused borrowing capacity of $2.3 million under its most restrictive debt covenant. Speedline also has short-term lines of credit totaling $27.5 million, of which $23.2 million was available at January 31, 2000. The Company considers these external sources of funds, together with funds expected to be generated from operations, to be adequate to meet operating needs.

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

The Company's remediation program was executed primarily by internal resources. The Company estimates that it spent between $1.3 million and $1.5 million for its year 2000 remediation program. For the most part, the Company uses third-party supplied computer programs and packages for its information technology systems. Certain of those systems were already year 2000 compliant as supplied by the vendor. In the Flow Control Products segment, certain software packages had been modified by the Company. As of January 1, 2000 all Flow Control systems were year 2000 compliant. In the Engineered Components segment, some facilities were utilizing compliant releases of software. The North American automotive group is also in the process of installing an enterprise resource planning (ERP) system as an upgrade in functionality that will also improve business processes. The ERP system also remediated year 2000 issues with the systems formerly used in certain plants. The entire project is expected to take approximately three years to complete. Cost of the project is estimated to be between $5.0 million and $6.0 million for hardware and software including training and installation. The costs have been funded through internal cash flow. At the Company's Speedline unit, internal resources evaluated the compliant status of the computer systems and made any necessary upgrades and/or replacements to ensure year 2000 preparedness. As of January 1, 2000 all Engineered Components systems were year 2000 ready.

The Company has not experienced any significant year 2000 related complications regarding any of its critical vendors or major customers. Overall, any issues experienced to date as a result of year 2000 issues have been insignificant and have had no material impact on the Company's consolidated results of operations, financial position or cash flows.

Contingencies

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At February 27, 2000, the Company had reserves of $1.5 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

a) The annual meeting of shareholders of Amcast Industrial Corporation was held on December 15, 1999.

b) At the annual meeting, shareholders voted on and approved three proposals. Those proposals are stated below, together with information concerning the votes cast.

     1. Election of three directors to serve for a term of three years. Directors elected were James K. Baker, Earl T. O'Loughlin, and R. William Van Sant.

                          James K.     Earl T.         R. William
                           Baker       O'Loughlin      Van Sant
                          ---------    ------------    ----------
     Shares For           7,402,733    7,400,177       7,411,741
     Shares Withheld         94,706       97,262          85,698
     Total                7,497,439    7,497,439       7,497,439

     Directors  continuing in office until the 2000 annual meeting include Peter
     H. Forster, Bernard G.Rethore and Leo W. Ladehoff.Directors continuing in office until the 2001 annual meeting include Walter E. Blankley, William
     G. Roth and John H. Shuey.

     2. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 2000.

     Shares For           7,011,922
     Shares Against         431,172
     Shares Abstain          54,345
     Total                7,497,439


     3.  Adoption of the 1999 Stock Incentive Plan

     Shares For           7,431,982
     Shares Against          41,148
     Shares Abstain          24,309
     Total                7,497,439

Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit 27.1 - Financial Data Schedule for the six-month period ended February 27, 2000. *

      * Schedule submitted in electronic format only

b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended February 27, 2000

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          AMCAST INDUSTRIAL CORPORATION
                              (Registrant Company)

Date:  April 11,  2000       By: /s/J. H. Shuey
                             -----------------------------
                             John H. Shuey

                             Chairman, President and
                             Chief Executive Officer
                             (Principal Executive Officer)


Date: April 11,  2000        By: /s/D. D. Watts
                             -----------------------------
                             Douglas D. Watts

                             Vice President, Finance
                             (Principal Financial Officer)


Date: April 11,  2000        By: /s/M.D. Mishler
                             -----------------------------
                             Mark D. Mishler

                             Corporate Controller
                             (Principal Accounting Officer)