Form 10-Q
period 2000-05-28
AMCAST INDUSTRIAL CORP
filed 2000-07-12
CIK 27425

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--------
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 28, 2000                Commission File Number 1-9967
                                                                         ------



              A M C A S T I N D U S T R I A L C O R P O R A T I O N
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Ohio                                              31-0258080
---------------------------------                           -----------------
    (State of Incorporation)                                (I.R.S. Employer
                                                            Identification No.)

7887 Washington Village Drive, Dayton, Ohio                   45459
---------------------------------------------------         ----------
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

Number of Common Shares outstanding, no par value, as of May 28, 2000 - 8,405,604 shares.

                          AMCAST INDUSTRIAL CORPORATION

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED MAY 28, 2000

                                    I N D E X

PART I - FINANCIAL INFORMATION                                             PAGE
                                                                            ----

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial                3
                 Condition - May 28, 2000 and August 31, 1999

                 Consolidated Condensed Statements of Income -                 4
                 for the Quarter and Nine Months Ended May 28, 2000
                 and May 30, 1999

                 Consolidated Condensed Statements of Retained Earnings -      4
                 for the Quarter and Nine Months Ended May 28, 2000
                 and May 30, 1999

                 Consolidated Condensed Statements of Cash Flows -             5
                 for the Nine Months Ended May 28, 2000
                 and May 30, 1999

                 Notes to Consolidated Condensed Financial Statements       6-10

      Item 2  -  Management's Discussion and Analysis of Financial

                 Condition and Results of Operations                       11-15

       Item 3 - Quantitative and Qualitative Disclosures about                16
                Market Risk

PART II - OTHER INFORMATION

      Item 5 - Submission of Matters to a Vote of Security Holders            16

      Item 6 - Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                    17

PART I - FINANCIAL INFORMATION

                   AMCAST INDUSTRIAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION ($ in thousands)
   (unaudited)

                                                           May 28     August 31
                                                            2000         1999
                                                          ---------   ---------
ASSETS

Current Assets

    Cash and cash equivalents                             $   2,336   $   6,928
    Accounts receivable                                      88,257      97,819
    Inventories                                              73,281      77,166
    Other current assets                                     19,694      21,144
                                                          ---------   ---------
        Total Current Assets                                183,568     203,057

Property, Plant, and Equipment                              388,131     401,012
    Less accumulated depreciation                          (162,926)   (144,254)
                                                          ---------   ---------
                                                            225,205     256,758

Goodwill                                                     50,048      61,261
Other Assets                                                 18,177      12,410
                                                          ---------   ---------
                                                          $ 476,998   $ 533,486
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

    Short-term debt                                       $     248   $   4,673
    Current portion of long-term debt                         3,861       6,182
    Accounts payable                                         68,277      82,396
    Accrued expenses                                         40,495      40,851
                                                          ---------   ---------
           Total Current Liabilities                        112,881     134,102

Long-Term Debt - less current portion                       161,930     174,061
Deferred Income Taxes                                        32,129      32,775
Deferred Liabilities                                         18,497      21,782

Shareholders' Equity

Preferred shares, without par value:

   Authorized - 1,000,000 shares; Issued - None                   -           -
Common shares, at stated value
   Authorized - 15,000,000 shares
   Issued - 9,227,600 and 9,208,529 shares,
   respectively                                               9,228       9,209
Capital in excess of stated value                            70,981      79,020
Accumulated other comprehensive income (losses)              (7,169)     (1,018)
Retained earnings                                            88,163      87,796
Cost of 821,996 and 253,609 common shares in treasury        (9,642)     (4,241)
                                                          ---------   ---------
                                                            151,561     170,766
                                                          ---------   ---------
                                                          $ 476,998   $ 533,486
                                                          =========   =========

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                   ($ in thousands except per share amounts)
                                   (unaudited)

                                                             Three Months Ended      Nine Months Ended

                                                          ----------------------  ----------------------
                                                             May 28       May 30     May 28       May 30
                                                              2000         1999       2000         1999
                                                          ----------   ---------  ----------   ---------
 Consolidated Condensed Statements of Income

Net sales                                                 $ 163,162    $ 157,790   $ 459,250   $ 445,548
Cost of sales                                               141,224      133,939     399,336     371,735
                                                          ----------   ---------  ----------   ---------
        Gross Profit                                         21,938       23,851      59,914      73,813
Selling, general and administrative expenses                 14,349       14,362      42,958      42,135
Gain on sale of business                                          -            -           -      (9,023)
                                                          ----------   ---------  ----------   ---------
        Operating Income                                      7,589        9,489      16,956      40,701
Equity in (income) loss of joint venture
and other (income) and expense                                1,521          382         884         708
Interest expense                                              3,287        3,076       9,657      10,144
                                                          ----------   ---------  ----------   ---------
        Income before Income Taxes                            2,781        6,031       6,415      29,849
Income taxes                                                    940        2,292       2,368      11,579
                                                          ----------   ---------  ----------   ---------
        Net Income                                          $ 1,841      $ 3,739     $ 4,047    $ 18,270
                                                          ==========   =========  ==========   =========


Consolidated Condensed Statements of Retained Earnings

Beginning retained earnings                                $ 87,499     $ 85,541    $ 87,796    $ 73,588
Net income                                                    1,841        3,739       4,047      18,270
Dividends                                                    (1,177)      (1,277)     (3,675)     (3,855)
Stock awards                                                      -            -          (5)          -
                                                          ----------   ---------  ----------   ---------
        Ending Retained Earnings                           $ 88,163     $ 88,003    $ 88,163    $ 88,003
                                                          ==========   =========  ==========   =========

Basic earnings per share                                     $ 0.21       $ 0.41      $ 0.45      $ 1.99
                                                          ==========   =========  ==========   =========

Diluted earnings per share                                   $ 0.21       $ 0.41      $ 0.45      $ 1.98
                                                          ==========   =========  ==========   =========

Dividends declared per share                                 $ 0.14       $ 0.14      $ 0.42      $ 0.42
                                                          ==========   =========  ==========   =========

Dividends paid per share                                     $ 0.14       $ 0.14      $ 0.42      $ 0.42
                                                          ==========   =========  ==========   =========

See notes to consolidated financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)

                                                         Nine Months Ended
                                                       ----------------------
                                                         May 28       May 30
                                                          2000         1999
                                                       ---------    ---------

Operating Activities

       Net income                                      $   4,047    $  18,270
       Depreciation and amortization                      24,772       24,105
       Gain on sale of business                                -       (9,023)
       Deferred liabilities                               (2,220)      (2,853)

       Changes in assets and liabilities:
            Accounts receivable                           (3,757)       2,664
            Inventories                                     (363)      (4,226)
            Other current assets                             (82)       1,779
            Accounts payable                              (8,796)       2,671
            Accrued liabilities                            2,904        8,206
            Other                                          1,407          907
                                                       ---------    ---------
Net Cash Provided by Operations                           17,912       42,500

Investing Activities

       Additions to property, plant, and equipment       (12,909)     (34,122)
       Settlement related to business acquisition         (2,500)           -
       Proceeds from sale of business                          -       35,604
       Acquisitions, net of cash acquired                      -       (1,200)
       Other                                                 142          231
                                                       ---------    ---------
Net Cash (Used) Provided by Investing Activities         (15,267)         513

Financing Activities

       Additions to long-term debt                        59,466       36,154
       Reduction in long-term debt                       (84,847)     (65,522)
       Short-term borrowings                              16,950      (10,419)
       Proceeds from sale leaseback                        6,488            -
       Dividends                                          (3,675)      (3,855)
       Purchase of treasury shares                        (1,255)      (1,831)
       Other                                                 198           36
                                                       ---------    ---------
Net Cash Used by Financing Activities                     (6,675)     (45,437)

Effect of exchange rate changes on cash                     (562)        (465)
                                                       ---------    ---------
Net change in cash and cash equivalents                   (4,592)      (2,889)

Cash and cash equivalents at beginning of period           6,928        7,022
                                                       ---------    ---------

Cash and Cash Equivalents at End of Period             $   2,336    $   4,133
                                                       =========    =========

Supplemental disclosure of non-cash investing and financing activities:

Purchase price settlement related to business acquisition:
Disposition of common stock price protection
     liability                                          $ (8,196)
Acquisition of treasury shares                            (4,304)
Less reduction in original purchase price                 10,000
                                                       ---------
                                                        $ (2,500)
                                                       =========

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

Comprehensive Income

Comprehensive  income  includes  all changes in  shareholders'  equity  during a
period  except  those  resulting  from  investments  by  and   distributions  to
shareholders. The components of comprehensive income are:


                                  Three Months Ended        Nine Months Ended

                                 --------------------     ---------------------
                                  May 28      May 30        May 28      May 30
                                   2000        1999          2000        1999
                                 --------    --------     --------     --------

Net income                       $ 1,841     $ 3,739      $ 4,047      $ 18,270
Foreign currency
translation adjustments           (4,206)     (2,497)      (6,151)           92
                                 --------    --------     --------     --------
                                 $(2,365)    $ 1,242      $(2,104)     $ 18,362
                                 ========    ========     ========     ========

Divestitures

During the first quarter of fiscal 1999, the Company sold Superior Valve Company for $35,604 in cash. The transaction resulted in a pre-tax gain of $9,023. The business, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets.

Inventories

The major components of inventories are:

                                             May 28        August 31
                                               2000            1999
                                             --------       ---------

Finished products                            $ 38,092         $36,979
Work in process                                19,975          21,833
Raw materials and supplies                     17,661          20,801
                                             --------       ---------
                                               75,728          79,613
Less amount to reduce certain
      inventories to LIFO value                 2,447           2,447
                                             --------       ---------

                                             $ 73,281         $77,166
                                             ========       =========

Long-Term Debt

The following table summarizes the Company's long-term borrowings:


                                              May 28        August 31
                                               2000            1999
                                             --------       ---------

Senior notes                                 $ 50,000        $ 50,875
Revolving credit notes                         81,307         112,793
Lines of credit                                21,100               -
Industrial revenue bonds                        5,575           5,750
Other debt                                      4,031           4,014
Capital leases                                  3,778           6,811
                                             --------       ---------
                                              165,791         180,243
Less current portion                            3,861           6,182
                                             --------       ---------

                                             $161,930       $ 174,061
                                             ========       =========

During the first and third quarters of fiscal 2000, the Company amended its credit agreement. Among other things, these amendments changed certain financial covenants (including the interest coverage and debt-to-earnings ratios) and added certain affirmative covenants. Both amendments also included increases to the applicable LIBOR margin. Subsequent to the third quarter amendment, the Company decreased its credit agreement from $200,000 to $150,000.

Earnings Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three-and nine-month periods ended May 28, 2000 and May 30, 1999, respectively.


                                 Three Months Ended       Nine Months Ended

                               --------------------   ------------------------
                                May 28      May 30      May 28       May 30
                                 2000        1999        2000         1999
                               ---------  ---------    ---------    ---------

Net income                       $ 1,841    $ 3,739      $ 4,047    $  18,270
                               =========  =========    =========    =========

Basic Earnings per Share:
Basic shares                       8,863      9,169        8,930        9,187
                               =========  =========    =========    =========

Net income                        $ 0.21     $ 0.41      $  0.45     $   1.99
                               =========  =========    =========    =========

Diluted Earnings per Share:
Basic shares                       8,863      9,169        8,930        9,187
Stock options                          0         19            5           19
                               ---------  ---------    ---------    ---------
Diluted shares                     8,863      9,188        8,935        9,206
                               =========  =========    =========    =========

Net income                        $ 0.21     $ 0.41     $   0.45     $   1.98
                               =========  =========    =========    =========

For each of the periods presented, there were outstanding stock options excluded from the computation of diluted earnings per share because the options were antidilutive.

Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served. The Company has aggregated similar operating segments into two reportable segments: Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. At May 28, 2000 there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at August 31, 1999, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Operating information related to the Company's reportable segments is as follows:



                                 Net Sales                Operating Income
                         --------------------------  --------------------------
                         For the Three Months Ended  For the Three Months Ended
                         --------------------------  --------------------------
                            May 28       May 30         May 28       May 30
                             2000         1999           2000         1999
                         ----------   ----------     ----------   ----------
Flow Control Products     $  38,094    $  41,208      $   6,396    $   7,035
Engineered Components       125,068      116,582          2,925        5,132
Corporate                         -            -         (1,732)      (2,678)
                         ----------   ----------     ----------   ----------
                            163,162      157,790         7,589         9,489
Equity in joint venture
 and other (income)
 expense                          -            -          1,521          382
Interest expense                  -            -          3,287        3,076
                         ----------   ----------     ----------   ----------
Total net sales and
income before taxes       $ 163,162    $ 157,790      $   2,781     $  6,031
                         ==========   ==========     ==========   ==========

                                 Net Sales                Operating Income
                         --------------------------  --------------------------
                         For the Nine Months Ended   For the Nine Months Ended
                         --------------------------  --------------------------
                            May 28       May 30         May 28       May 30
                             2000         1999           2000         1999
                         ----------   ----------     ----------   ----------
Flow Control Products     $ 109,578    $ 115,914      $  17,176     $ 18,549
Engineered Components       349,672      329,634          6,141       21,036
Corporate                         -            -         (6,361)      (7,907)
                         ----------   ----------     ----------   ----------
                            459,250      445,548         16,956       31,678
Disposition of businesses         -            -              -       (9,023)
Equity in joint venture
 and other (income)
 expense                          -            -            884          708
Interest expense                  -            -          9,657       10,144
                         ----------   ----------     ----------   ----------
Total net sales and
income before taxes       $ 459,250    $ 445,548      $   6,415     $ 29,849
                         ==========   ==========     ==========   ==========

Commitments and Contingencies

At May 28, 2000, the Company has committed to capital expenditures of $2,877, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are three Company-owned properties where state-supervised cleanups are expected. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At May 28, 2000, the Company's accrued undiscounted reserve for such contingencies was $1,512.

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

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this Report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement, include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive industry, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive pressures in the Company's Engineered Components and Flow Control Products segments, effectiveness of production improvement plans, cost of raw materials, inherent uncertainties in connection with international operations and foreign currency fluctuations and labor relations at the Company and its customers. The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes thereto.

Divestitures

During the first quarter of fiscal 1999, the Company sold Superior Valve Company ("Superior Valve") for $35.6 million in cash. The transaction resulted in a pre-tax gain of $9.0 million. The business, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets.

Results of Operations

Consolidated net sales increased by 3.4% to $163.2 million compared with $157.8 million in the third quarter of fiscal 1999. Increased sales of the Company's performance-critical aluminum components and European wheels were partly offset by a decline in North American wheel sales and by lower volumes in the Flow Control Products segment. Favorable pricing, including product mix, and higher volumes increased consolidated sales by 3.6%, and 0.2%, respectively. Higher aluminum costs reflected in the selling price of automotive products increased sales by 3.8%. These gains were partially offset by a 4.2% reduction in sales due to a weaker Italian lira. By segment, Engineered Components sales increased by 7.3% compared with the third quarter of fiscal 1999, while Flow Control Products sales decreased by 7.5%.

For the first nine months of fiscal 2000, consolidated net sales increased by 3.1% to $459.3 million compared with $445.5 million in the prior year. Increased sales of the Company's performance-critical aluminum components and European wheels were partly offset by a decline in North American wheel sales and by lower volumes in the Flow Control Products segment. Favorable pricing (primarily as a result of higher aluminum costs reflected in the sales of automotive products) and a better product mix plus higher volumes increased consolidated sales by 6.4% and 1.6%, respectively. These gains were partially offset by a 1.0% reduction in sales from divested operations and a 3.9% reduction due to the weaker Italian lira. During the first quarter of fiscal 1999, the Company sold Superior Valve which had contributed $4.6 million to net sales of the Flow Control Products segment prior to its sale. By segment, Engineered Components sales increased by 6.1% compared with the prior year, while Flow Control Products sales decreased by 5.4%.

Gross profit for the third quarter of fiscal 2000 decreased by 8.0% to $21.9 million, while year-to-date gross profit fell by 18.8% to $59.9 million. As a percentage of sales, gross profit was 13.4% for the third quarter and 13.0% for the first nine months of fiscal 2000 compared with 15.1% and 16.6% for the same periods of 1999. A combination of temporary internal and external factors depressed both gross profit and operating profit, including the inability to pass through certain material costs, the loss of two large brass products customers, reduced volumes for certain aluminum wheel styles, and higher than expected operating costs in the second quarter in the Flow Control Products segment. These factors are discussed more fully under business segments below. These difficulties offset operating cost improvements which took place during the third quarter of fiscal 2000 at the Company's Ohio suspension components plant and its wheel manufacturing operations in Indiana.

Selling, general and administrative (SG&A) expenses decreased slightly, both in total and as a percentage of sales, in the third quarter of fiscal 2000 compared with prior year. As a percentage of sales, SG&A expense was 8.8% in the third quarter and 9.4% for the first nine months of fiscal 2000 compared with 9.1% and 9.5% for the same periods of fiscal 1999. This favorable decrease resulted from lower pension expense and the Company's cost-reduction program initiated at the end of its second fiscal quarter.

In early March, the Company implemented an 8% salaried workforce reduction across all its North American operations. At the same time, global restrictions were placed on other controllable operating and administrative costs. The Company expects the combination of the workforce and overhead spending reductions to have a significantly favorable impact on the fourth quarter results.

The Company's pre-tax share of losses from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was $1.7 million in the third quarter of fiscal 2000 compared with income of $0.2 million in the third quarter of fiscal 1999. The Company's year-to-date pre-tax share of losses from CTC was $1.2 million in fiscal 2000 compared with a $0.9 million loss for the same period in fiscal 1999. During the third quarter of fiscal 2000, CTC incurred excessive costs to meet a customer's extraordinarily high demand. CTC's results for fiscal 1999 were negatively impacted by foreign exchange losses resulting from the strengthening of the yen versus the US dollar, operating inefficiencies resulting from efforts to meet extremely high customer demand early in the year, and difficulties hiring and retaining skilled labor which led to manufacturing inefficiencies and higher scrap.

Interest expense was $3.3 million and $3.1 million in the third quarters of fiscal 2000 and 1999 and $9.7 million and $10.1 million in the first nine months of fiscal 2000 and 1999, respectively.

The effective tax rate was 33.8% and 38.0% for the third quarters of fiscal 2000 and 1999 and 36.9% and 38.8% for the first nine months of fiscal 2000 and 1999, respectively. The decrease in the effective tax rate is due to lower effective state tax rates.

Flow Control Products Net sales for the Flow Control Products segment were $38.1 million for the third quarter of fiscal 2000 compared with $41.2 million for the same period of fiscal 1999. Favorable pricing increased sales by 1.5%, offset by a 9.0% decrease in sales caused by lower volume of copper and brass products. Operating income in the third quarter of fiscal 2000 was $6.4 million compared with $7.0 million for the same period of fiscal 1999. Operating income benefited from the favorable pricing, but was adversely affected by lower volume and higher material costs.

Engineered Components Net sales for the Engineered Components segment were $125.1 million for the third quarter of fiscal 2000 compared with $116.6 million for the same period of fiscal 1999. Sales increased by 3.3% due to volume as sales of control arms and European wheels more than offset a decline in North American wheel sales. Higher pricing, in the form of aluminum cost pass-throughs reflected in the selling price of the Company's products, and a favorable product mix increased sales by 5.1% and 4.6%, respectively. However, a weaker Italian lira in the third quarter of fiscal 2000 compared with the same period in fiscal 1999 reduced sales by 5.7%. Operating income in the third quarter of fiscal 2000 was $2.9 million, down from $5.1 million in the third quarter of 1999. The volume and mix of products sold had an unfavorable impact of $1.1 million. Material costs that could not be passed along to customers in the third quarter under existing pricing formulas, primarily at the Company's Speedline unit, also reduced operating income by approximately $1.5 million.

Liquidity and Capital Resources

For the first nine months of fiscal 2000, operations provided net cash of $17.9 million compared with $42.5 million provided in the first nine months of fiscal 1999. An $8.7 million increase in working capital requirements in the first nine months of fiscal 2000 offset the positive cash flow generated by net income plus the non-cash benefits of depreciation of $28.8 million. The working capital increase primarily reflects a reduction from the high level of accounts payable at August 31, 1999 related to capital expenditures.

Investing activities used net cash of $15.3 million in the first nine months of fiscal 2000 compared with $0.5 million provided in fiscal 1999. Proceeds from the sale of Superior Valve in the first quarter of fiscal 1999 provided $35.6 million, which primarily was used to reduce long-term debt. Capital spending totaled $12.9 million in the first nine months of fiscal 2000, significantly less than the $34.1 million in the comparable period of fiscal 1999. During the third quarter of fiscal 2000, the Company resolved several matters with the former owners of Speedline which, among other items, resulted in a purchase by the Company of 478,240 shares of the Company's common stock held by Speedline's former owners and a net cash payment to the former owners of $2.5 million. At May 28, 2000, the Company had $2.9 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing activities used $6.7 million in cash in the first nine months of fiscal 2000 compared with net cash used of $45.4 million in fiscal 1999. Additional financing included $59.5 million under the Company's revolving credit agreement which was partly used to pay down short-term borrowings made in the first quarter of fiscal 2000. For the first nine months of fiscal 2000, the Company had $17.0 of net short-term borrowings and received $6.5 million from the sale-leaseback of equipment. Financing activities also included long-term debt repayments of $84.8 million, dividend payments of $3.7 million, and $1.3 million for repurchases of the Company's common stock. Long-term debt was 51.7% of total capital at May 28, 2000 and 50.5% at August 31, 1999. The Company may borrow up to $150 million under a credit agreement that expires August 14, 2002. During the first and third quarters of fiscal 2000, the Company amended its credit agreement. Among other things, these amendments changed certain financial covenants (including the interest coverage and debt-to-earnings ratios) and added certain affirmative covenants. Both amendments also included increases to the applicable LIBOR margin. Subsequent to the third quarter amendment, the Company reduced the amount of the credit agreement from $200 million to $150 million. At May 28, 2000, $81.3 million was outstanding under the credit agreement, and $21.1 million was outstanding under available lines of credit. At May 28, 2000, the Company had unused borrowing capacity of $35.1 million under its most restrictive debt covenant. Speedline also has short-term lines of credit totaling $25.8 million, of which $22.1 million was available at April 30, 2000. The Company considers these external sources of funds, together with funds expected to be generated from operations, to be adequate to meet operating needs.

Year 2000

The Company has not experienced any significant year 2000 related complications regarding any of its critical vendors or major customers. Overall, any issues experienced to date as a result of year 2000 issues have been insignificant and have had no material impact on the Company's consolidated results of operations, financial position or cash flows.

Contingencies

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At May 28, 2000, the Company had reserves of $1.5 million for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit  4.1 - Creditor and  Intercreditor  agreement dated August 14, 1997 as subsequently amended through May 28, 2000

Exhibit 10.1 - Amended  and  Restated  Executive  agreement  between  the
                Company and Leo W. Ladehoff dated July 10, 2000 as amended and restated through July 10, 2000

Exhibit 27.1 - Financial  Data Schedule for the  nine-month  period ended
                May 28, 2000. *

Exhibit 99.1 - Amended  and  restated  Amcast  Nonqualified  Supplemental
                Benefit Plan dated July 10, 2000 as amended and restated through July 10, 2000

* Schedule submitted in electronic format only

b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended May 28, 2000

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMCAST INDUSTRIAL CORPORATION
                                              -----------------------------
                                              (Registrant Company)


Date:  July 12,  2000                         By: /s/ J. H. Shuey
      ---------------                             ---------------
                                              John H. Shuey
                                              Chairman, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date: July 12,  2000                          By: /s/ D. D. Watts
      --------------                              ----------------
                                              Douglas D. Watts
                                              Vice President, Finance
                                              (Principal Financial Officer)


Date: July 12,  2000                          By: /s/ M.D. Mishler
      --------------                              -----------------
                                              Mark D. Mishler
                                              Corporate Controller
                                              (Principal Accounting Officer)