Form 10-K
period 2000-08-31
AMCAST INDUSTRIAL CORP
filed 2000-11-21
CIK 27425

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2000          Commission file number 1-9967

                          AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         OHIO                                                  31-0258080
------------------------                                   -------------------
(State of Incorporation)                                    (I.R.S. employer
                                                           identification no.)

7887 Washington Village Drive, Dayton, Ohio                        45459
-------------------------------------------               ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or in information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ X]

     Aggregate   market  value  of  common  shares,   no  par  value,   held  by
non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of October 23, 2000--$69,887,751.

     Number of common shares outstanding, no par value, as of October 23, 2000-- 8,405,604 shares.

                       Documents Incorporated by Reference

Parts I, II and IV--Portions of Annual Report to Shareholders for the year ended August 31, 2000.

Part III--Portions of Proxy Statement for the Annual Meeting of Shareholders to be held on December 20, 2000, filed November 14, 2000.

                                                                          PART I

ITEM 1 - BUSINESS


       Amcast Industrial Corporation, an Ohio corporation incorporated in 1869, and its subsidiaries (called collectively "Amcast" or the "Company") are engaged in the business of producing fabricated metal products and cast and tubular metal products in a variety of shapes, sizes, and metals for sale to end users directly, through sales representatives and distributor organizations, and to original equipment manufacturers. The Company serves three major sectors of the economy: automotive, construction, and industrial. Manufacturing facilities are located in the United States of America, primarily in the Midwest, and in Italy.

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

       The Company operates in two business segments -- (1) Flow Control Products and (2) Engineered Components. Information concerning the net sales, operating profit, and identifiable assets of each segment and sales by product category for years 1998 through 2000 appears under "Business Segments" in the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended August 31, 2000. Such information is incorporated herein by reference and is included as Exhibit 13.1 of this report. Domestic export sales were $16.1 million, $18.0 million, and $33.4 million in fiscal 2000, 1999, and 1998, respectively.


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

       The Flow Control Products segment is one of three major suppliers of copper fittings to the North American industrial, commercial, and residential plumbing markets. Products are sold primarily through plumbing wholesalers, retail hardware stores and home centers, and to original equipment manufacturers and replacement parts distributors in the air

---------------------

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

       On October 16, 1998, the Company sold Superior Valve Company for $35.6 million in cash. The transaction resulted in a pre-tax gain of $9.0 million. This business, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets. Results for 1999 and 1998 included sales for Superior Valve of approximately $4.6 million and $42.0 million, respectively, in the Company's Flow Control Segment.

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

ENGINEERED COMPONENTS

       The Engineered Components segment produces cast and fabricated metal products principally for sale to original equipment manufacturers and tier one suppliers in the transportation, construction, air conditioning, and refrigeration industries. The Company's manufacturing processes involve the
melting  of  raw   materials  for  casting  into  metal   products   having  the
configuration, flexibility, strength, weight, and finish required for the customer's end use. The Company also custom fabricates copper and aluminum tubular parts. The Company manufactures products on a high-volume, medium-volume, and specialized basis and its metal capabilities include aluminum, magnesium, and copper. Products manufactured by the North American operations of this segment include aluminum castings for suspension, air conditioning and anti-lock braking systems, master cylinders, differential carriers, brake calipers and cast aluminum wheels for use on automobiles and light trucks, and parts for use in heating and air conditioning systems. Delivery is mostly by truck from Amcast locations directly to customers. Principal products manufactured by Speedline, in Italy, include aluminum wheels for passenger cars and trucks. Speedline also manufactures aluminum and magnesium racing wheels, aftermarket wheels, modular wheels and hubcaps.

       The Engineered Components segment is not solely dependent on a single customer; however, a significant portion of the Engineered Components business is directly or indirectly dependent on the automobile manufacturing industry. The Company's net sales to various divisions of General Motors Corporation were $157.1 million, $136.5 million, and $105.7 million for fiscal 2000, 1999, and 1998, respectively. No other customer accounted for more than 10% of consolidated sales.

---------------------

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

       There are approximately 25 competitors in the aluminum automotive component business serving the North American market. Principal competitors include Alcoa, Hayes Lemmerz International, Inc., Stahl Specialty Company, a subsidiary of the Budd Co., Contech, a subsidiary of SPX Corporation, and Citation Corporation, some of which have significantly greater financial resources than the Company.

       There are approximately 18 producers of aluminum wheels which service the North American market. The largest of these are Superior Industries International, Inc. and Hayes Lemmerz International, Inc. The next tier of suppliers includes the Company, Alcoa, and Enkei America Inc. Some of the Company's competitors in the aluminum wheel business have significantly greater financial resources than the Company.

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

       Effective March 30, 1998, the Company sold Amcast Precision Products Inc. (Precision), its Rancho Cucamonga, California investment casting operation, for $25.4 million. Precision produces ferrous and nonferrous castings for the aerospace industry. Results for 1998 included sales for Precision of approximately $13.1 million in the Company's Engineered Components segment. This was Amcast's only operation in the aerospace industry.

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

       Aluminum and copper are basic commodities traded in international markets. Changes in aluminum and copper costs are generally passed through to the customer. In North America, changes in the cost of aluminum are currently passed through to the customer based on various formulas as is the custom in the automotive industry sector the Company serves. In Europe, changes in the cost of aluminum are currently passed through to approximately two-thirds of the customers based upon various formulas and through negotiated contracts with the remaining customers. Copper cost increases and decreases are generally passed through to the customer in the form of price changes as permitted by prevailing market conditions. The Company is unable to project whether these costs will increase or decrease in the future. The Company's ability to pass through any increased costs to the customer in the future will be determined by market conditions at that time.

-------------------

       The Company owns a number of patents and patent applications relating to the design of its products. While the Company considers, in the aggregate, these patents are important to operations, it believes that the successful manufacture and sale of its products generally depend more on the Company's technological know-how and manufacturing skills.

       Capital expenditures related to compliance with federal, state, and local environmental protection regulations for fiscal 2001 and 2002 are not expected to be material. Management believes that operating costs related to environmental protection will not have a materially adverse effect on future earnings or the Company's competitive position in the industry.

       The Company employed approximately 4,530, 4,960, and 4,500 associates at August 31, 2000, 1999, and 1998, respectively.

       In general, sales and production in the automotive industry are cyclical and vary based on the timing of consumer purchases of vehicles and overall economic strength. Production schedules can vary significantly from quarter to quarter to meet customer demands.

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

ITEM 2 - PROPERTIES

The  following  table  provides  certain  information  relating to the Company's principal facilities as of October 23, 2000:
                                  SQUARE
              FACILITY            FOOTAGE              USE
------------------------------    -------    -----------------------------------

Flow Control Products Segment

Elkhart, Indiana                  222,000    Copper fittings manufacturing
                                             plant, warehouse, storage, sales
                                             and general offices

Fayetteville, Arkansas            107,800    Copper fittings manufacturing plant

Burlington, Ontario, Canada        20,214    Distribution warehouse and
                                             branch sales office for
                                             Flow Control Products

Anniston, Alabama                 425,000    Brass foundry, machining,
                                             warehouse and distribution

Engineered Components Segment

Geneva, Indiana                   106,153    Custom fabricated copper
                                             and aluminum tubular
                                             products manufacturing plant

Cedarburg, Wisconsin              149,000    High-volume, aluminum alloy
                                             permanent-mold foundry

Richmond, Indiana                  97,300    High-volume, aluminum alloy
                                             permanent-mold foundry

Fremont, Indiana                  144,500    Cast and machined aluminum
                                             automotive wheels plant

Gas City, Indiana                 196,000    Cast and machined aluminum
                                             automotive wheels plant

Wapakoneta, Ohio                  206,000    Cast and assembled aluminum
                                             suspension components plant

Detroit, Michigan                  34,000    Automotive prototype processing
                                             and parts storage for the Fremont
                                             plant and Southfield office

Southfield, Michigan               10,975    Automotive component sales,
                                             product development, and
                                             engineering center offices

Tabina S. Maria di Sala, Italy    257,142    Aluminum passenger car wheels,
                                             aluminum and magnesium wheels
                                             for OEM racing and aftermarket
                                             plant




ITEM 2 - PROPERTIES (cont'd)
-------------------

                                  SQUARE
              FACILITY            FOOTAGE                 USE
------------------------------    -------    -----------------------------------

Caselle S. Maria di Sala, Italy    56,855    Light-alloy wheels, aluminum and
                                             magnesium wheels for OEM
                                             racing and aftermarket plant

Bolzano, Italy                    138,244    Aluminum car wheels, truck aluminum
                                             wheels plant

Riese Pio X (TV), Italy            24,291    Aluminum passenger car wheels
                                             plant

Corporate
Dayton, Ohio                       16,281    Executive and general offices


       The land and building in Burlington, Ontario, are leased under a five-year lease expiring in 2003. The land in Richmond and Gas City, Indiana, is leased under 99-year leases, expiring in 2091. The Corporate offices are being leased for five years expiring in 2003. The Amcast Automotive offices in Southfield, Michigan, are being leased for five years expiring in the year 2004, with an option for a five year renewal. The Amcast Automotive and Fremont plant storage building in Detroit, Michigan is being leased for 14 months expiring in the year 2001, with an option for a three year renewal. Five buildings used by Speedline S.r.l. are leased. Three of the leased buildings are located in Tabina
S. Maria di Sala, Italy. One building of 13,002 square feet and one building of 37,221 square feet are both leased until 2003 and the third building of 21,670 square feet is leased until 2002, with an option for a six-year renewal. There are two additional leases for Speedline associates parking lots renewable from year to year thereafter. The Speedline building located in Caselle S. Maria di Sala, Italy, is leased in two portions--one is leased until 2001, with an option for a six year renewal, and the other is leased until 2006, also with an option for a six year renewal. The land and buildings in Riese Pio X are leased until 2006, with an option for a six year renewal. The Bolzano land is leased under a 20 year lease, expiring in 2019. All other properties are owned by the Company.

       The Company's operating facilities are in good condition and are suitable for the Company's purposes. Utilization of capacity is dependent upon customer demand. During 2000, total company-wide productive capacity utilization ranged from 81% to 95% and averaged 91% of the Company's total capacity.

ITEM 3 - LEGAL PROCEEDINGS

       Certain legal matters are described at "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 2000, which is included in Exhibit
13.1 to this Report and incorporated herein by reference.

     Allied Signal, Inc. (now Honeywell) has brought a superfund private cost recovery and contribution action against the Company in the United States District Court for the Southern District of Ohio, Western Division, which is captioned Allied-Signal, Inc. V. Amcast Industrial Corporation (Case No. C-3-92-013). The action involves the Goldcamp Disposal Site in Ironton, Ohio. Honeywell has taken the lead in remediating the site and has estimated that its total costs for the

--------------------------

remediation may reach $30 million. Honeywell is seeking a contribution from the Company in an amount equal to 50% of the final remediation costs. A trial in this proceeding was completed in February 1995. The trial court recently entered a "short form" opinion on the merits. The Court stated that the Company is responsible for 2% of Honeywell's past and future clean-up costs, and that the Company is responsible for 28% of the costs that Honeywell incurred to place a "cap" on the Goldcamp Disposal site. The Court also ordered the Company to pay pre-judgment interest. Based on the Court's action, the Company estimates that its maximum liability associated with the action is between $0.5 million and $1.5 million. The Court has not entered a "final" order and any final order could be subject to appeal. The Company believes its liability is at the low end of this range.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

       None

EXECUTIVE OFFICERS OF REGISTRANT

     John H. Shuey, age 54, has been Chairman, President and Chief Executive Officer of the Company since December 1997 and a director since March 1994. Mr. Shuey was President and Chief Executive Officer from March 1995 to December 1997. Mr. Shuey was President and Chief Operating Officer from December 1993 to March 1995. Mr. Shuey was Executive Vice President from February 1991 to December 1993. Mr. Shuey is also a director of Cooper Tire & Rubber Company.

     Michael N. Powell, age 53, has been President of Amcast Flow Control Products Group, since May 1996. From April 1994 until May 1996, he was Vice President/General Manager of Superior Valve Company. Mr. Powell was President and Chief Operating Officer of Versa Technologies, Inc. in Racine, Wisconsin, from May 1991 to December 1993. Prior to that, he was Senior Vice President for Mark Controls Corporation in Skokie, Illinois.

       Ronald C. DiLiddo, age 55, has been President of Amcast Automotive since October 1999. From 1998 to 1999, he was General Manager of the North American Wiper Systems and Electric Motor group of Valeo S.A. From 1996 to 1998, Mr. DiLiddo was Vice President of Operations for ITT's automotive electrical systems group and from 1994 to 1996, he was President and Chief Executive Officer of Hansford Manufacturing.

       Douglas D. Watts, age 55, has been Vice President, Finance since August 1994. From 1987 to August 1994, Mr. Watts held various financial management positions with General Cable Corporation, of which the most recent post was Vice President and Controller.

       Dean Meridew, age 46, has been Vice President of North American Wheel Division since September 1999. From September 1997 to September 1999, he was Vice President, Amcast Europe. From June 1992 to September 1997, he was Division Manager for the Company's North American wheel operations. Prior to that, Mr. Meridew was Operations Manager and Engineering Manager within the Company's North American wheel operations since January 1985.

       Denis G. Daly, age 58, has been Vice President, General Counsel and Secretary since January 1990.

     James R. Van Wert, Jr., age 42, has been Vice President, Technology since June 1997. Prior to that, Mr. Van Wert was with the Aluminum Company of America (ALCOA), in numerous capacities. His last position was Director of Technology, Forging & Casting, focusing primarily on the automotive industry.


EXECUTIVE OFFICERS OF REGISTRANT (cont'd)
--------------------------------

       Michael R. Higgins, age 54, has been Treasurer since January 1987.

       Mark D. Mishler, age 42, has been Corporate Controller since April 1998. From April 1995 to April 1998, he was International Controller for Witco. From April 1991 to April 1995, he was a Divisional Controller for Siemens.


                                                                         PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

       Amcast common stock is listed on the New York Stock Exchange, ticker symbol AIZ. As of August 31, 2000, there were 8,405,604 of the Company's common shares outstanding, and there were approximately 6,483 shareholders of Amcast's common stock, including shareholders of record and the Company's estimate of beneficial holders.

                                          Range of Stock
                                              Prices                Dividends
                                 ----------------------------       Per Share
                                       High             Low
Fiscal 2000
       ----
               First Quarter     $  16             $  12 3/8             $.14
               Second Quarter       17                11 3/4              .14
               Third Quarter        12 1/8            8                   .14
               Fourth Quarter       12 1/8            8 3/16              .14

Fiscal 1999
       ----
               First Quarter     $  18 15/16       $  13 7/8             $.14
               Second Quarter       22                15 5/16             .14
               Third Quarter        19                15 1/4              .14
               Fourth Quarter       18 7/16           14 1/2              .14

       Certain information concerning provisions affecting the payment of dividends is located at "Long-Term Debt and Credit Arrangements" in the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended August 31, 2000, Exhibit 13.1 herein.


ITEM 6 - SELECTED FINANCIAL DATA

       The information required by this item is incorporated herein by reference to "Selected Data" of the Company's Annual Report to Shareholders for the year ended August 31, 2000, Exhibit 13.1 herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

       The information required by this item is incorporated herein by reference to "Management's Discussion of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended August 31, 2000,
Exhibit 13.1 herein.


ITEM 7a - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

       The information required by this item is incorporated herein by reference to "Management's Discussion of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended August 31, 2000,
Exhibit 13.1 herein.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is incorporated by reference to "Consolidated Financial Statements and Notes to Consolidated Financial
Statements," together with the report thereon of Ernst & Young LLP and "Quarterly Financial Data (Unaudited)" of the Company's Annual Report to Shareholders for the year ended August 31, 2000, Exhibit 13.1 herein.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

       None



                                                                        PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item relating to directors and executive officers of the Company is incorporated herein by reference to that part of the information under "Election of Directors" on pages 2 and 3, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 5 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 20, 2000. Certain information concerning executive officers of the Company appears under "Executive Officers of Registrant" at Part I, pages 9 and 10, of this Report.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to "Executive Compensation" on pages 7 through 13 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 20, 2000.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

       The information required by this item is incorporated herein by reference to "Security Ownership of Directors, Nominees, and Officers" on page 6 and "Security Ownership of Certain Beneficial Owners" on page 15 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 20, 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is contained on pages 10 and 13 in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on December 20, 2000, which is incorporated herein by reference.


                                                                         PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(a)      Documents filed as part of this report.

1.       Financial statements:

             The following financial statements of Amcast Industrial Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 2000, are incorporated by reference at
             Item 8 of this report.

           Consolidated  Statements  of Income - Years  Ended  August 31,  2000,
                    1999, and 1998.

           Consolidated Statements of Financial  Condition - August 31, 2000 and
                    1999.

           Consolidated Statements of Shareholders'  Equity - Years Ended August
                    31, 2000, 1999, and 1998.

           Consolidated  Statements of Cash Flows - Years Ended August 31, 2000,
                    1999, and 1998.

           Notes to Consolidated Financial Statements

           Report of Independent Auditors

2.       Consolidated financial statement schedule:

               Schedule                                        Page Number
                Number   Description                          In This Report

                   II   Valuation and Qualifying Accounts
                        and Reserves - August 31, 2000, 1999,
                        and 1998                                     13

             All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.       Exhibits - See Index to Exhibits (page 14 hereof).

4. Reports on Form 8-K - During the fourth quarter ended August 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of November 2000.

                                         AMCAST INDUSTRIAL CORPORATION
                                         (Registrant)

                                     By  /s/John H. Shuey
                                         ------------------------
                                         John H. Shuey
                                         Chairman, President and
                                         Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

        Signature                         Title                Date
--------------------     ------------------------------   ----------------


/s/John H. Shuey         Chairman, President and
--------------------
John H. Shuey            Chief Executive Officer          November 21, 2000
                         Director
                         (Principal Executive Officer)

/s/Douglas D. Watts      Vice President, Finance          November 21, 2000
--------------------
Douglas D. Watts         (Principal Financial Officer)

/s/Mark D. Mishler       Controller                       November 21, 2000
--------------------
Mark D. Mishler          (Principal Accounting Officer)



*Leo W. Ladehoff         Director                         November 21, 2000
*James K. Baker          Director                         November 21, 2000
*Walter E. Blankley      Director                         November 21, 2000
*Peter H. Forster        Director                         November 21, 2000
*Bernard G. Rethore      Director                         November 21, 2000
*William G. Roth         Director                         November 21, 2000
*R. William Van Sant     Director                         Novmeber 21, 2000

       *The undersigned John H. Shuey, by signing his name hereto, does sign and execute this annual report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

                                              By  /s/John H. Shuey
                                                  -----------------
                                                  John H. Shuey
                                                  Attorney in Fact

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                ($ In Thousands)



                                                                        Additions
                                                         -----------------------------------
                                               Balance   Charged to   Charged to
                                              Beginning  Costs and      Other                   Balance at
                         Description         of Period    Expenses     Accounts   Deductions   End of Period
----------------------------------------     ----------  -----------  ----------  ----------   -------------

Deducted From Asset Accounts Reserves
   for  unrealized  losses on properties
   and other assets held for sale:
         Year ended August 31, 2000         $      -                               $     -        $     -
         Year ended August 31, 1999         $  2,818                               $(2,818) (1)   $     -
         Year ended August 31, 1998         $  2,818                               $     -        $ 2,818





(1) Write off of assets against reserve.

                                       14
                                INDEX TO EXHIBITS


Exhibit                                                                 See Key
Number                        Description                                Below

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

          4.4 Third Amendment Agreement dated November 5, 1999 to the $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated
                August 14, 1997, incorporated by reference from Form 10-Q
                for quarter ended November 28, 1999.                          I

          4.5 Fourth Amendment Agreement dated November 28, 1999 to the $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated
                August 14, 1997, incorporated by reference from Form 10-Q
                for quarter ended November 28, 1999.                          I

          4.6 Fifth Amendment Agreement, dated May 28, 2000 to the $200,000,000 (amended to $150,000,000) Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by
                reference from Form 10-Q for quarter ended May 28, 2000.      I

                           INDEX TO EXHIBITS (cont'd)
                           -----------------


Exhibit                                                                 See Key
Number                         Description                               Below

          4.7   Amcast guarantee of a portion of the $32,100,000 Credit
                and Intercreditor Agreement between Casting Technology
                Company (a joint venture partnership between Amcast
                Industrial Corporation and Izumi Industries, Ltd.) and Bank
                One , Indiana, National Association, The Asahi Bank, Ltd.,
                and Bank One, Indiana, National Association, as Agent,
                dated August 26, 1999, incorporated by reference from
                Form 10-K for the year ended August 31, 1999.                 I

          4.8 $50,000,000 Note Agreement between Amcast Industrial Corporation and Principal Mutual Life Insurance Company
                and The Northwestern Mutual Life Insurance Company, dated November 1, 1995, incorporated by reference from Form
                10-K for the year ended August 31,1995.                       I

          4.9   Amendment   Agreement   dated  December  31,  1997,  to
                $50,000,000  Note Agreement  between Amcast  Industrial
                Corporation   and  Principal   Mutual  Life   Insurance
                Company,  dated  November  1,  1995,   incorporated  by
                reference from Form 10-K for the
                year ended August 31, 1998.                                   I

          4.10  Lease between ICX Corporation, lessor, and Amcast
                Industrial Corporation, lessee, dated July 13, 1999.          +

          4.11  Lease  between  ICX  Corporation,  lessor,  and  Amcast
                Industrial Corporation, lessee, dated March 1, 2000.          +

          4.12  Lease  between  ICX  Corporation,   lessor  and  Amcast
                Industrial Corporation, lessee, dated June 1, 2000.           +


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

                           INDEX TO EXHIBITS (cont'd)
                           -----------------


Exhibit                                                                 See Key
Number                           Description                             Below

          10.4  Amended and Restated Executive Agreement
                between Amcast Industrial Corporation and
                Leo W.  Ladehoff,  dated  July 10,  2000  and  Restated
                through July 10, 2000,  incorporated  by reference from
                Form 10-Q for the
                quarter ended May 28, 2000.                                   I

          10.5  Indemnification   Agreement  for  Directors  of  Amcast
                Industrial Corporation, effective October 30, 1987, incorporated by reference from Form 10-K for the year ended August 31,
                1996.                                                         I

          10.6  Trust Agreement for the Amcast Industrial
                Corporation Nonqualified Supplementary Benefit Plan
                and Executive Agreement with Leo W. Ladehoff dated
                September 27, 2000.                                           F

          10.7  Amcast  Industrial  Corporation  1989  Stock  Incentive
                Plan, effective October 19, 1988, as amended, effective December 9, 1992, incorporated by reference from Form
                10-Q
                for the quarter ended February 28, 1994.                      I

          10.8  Amcast  Industrial   Corporation  1989  Director  Stock
                Option Plan,  effective October 19, 1998,  incorporated
                by reference from Form 10-K for
                the year ended August 31, 1996                                I

          10.9  Amcast Industrial Corporation Change of Control
                Agreements, effective September 7, 2000.                      F

          10.10 Change of Control Agreement between Amcast
                Industrial Corporation and John H. Shuey, Chairman,
                President and Chief Executive Officer, effective
                September 11, 2000.                                           F

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

                           -----------------


Exhibit                                                                 See Key
Number                           Description                             Below

          10.12 Amcast  Industrial   Corporation  1999  Director  Stock
                Option Plan, effective January 1, 1999, Incorporated by referenced from Form 10-K for
                the year ended August 31, 1999.                               I

          10.13 Amcast Industrial Corporation Nonqualified
                Supplementary Benefit Plan (June 1, 2000
                Restatement), incorporated by referenced from
                Form 10-Q for the quarter ended May 28, 2000.                 I

          10.14 Amcast Industrial Corporation Amended and Restated Long-Term Incentive Plan, effective May 26, 1999, incorporated by reference from
                Form 10-K for the year ended August 31, 1999.                 I

          10.15 Amcast Industrial Corporation 1999 Stock Incentive Plan
                adopted August 25, 1999, incorporated by reference from
                Form
                10-K for the year ended August 31, 1999.                      I


   13     ANNUAL REPORT TO SECURITY HOLDERS:

          13.1  Amcast   Industrial   Corporation   Annual   Report  to
                Shareholders for year ended August 31, 2000. Those portions of the Annual Report as are specifically referenced under Parts I, II, and IV of
                this report are filed herein.                                 F


   18 INDEPENDENT AUDITOR'S PREFERABILITY LETTER CONCERNING A CHANGE IN ACCOUNTING METHOD:

          18.1 Preferability letter relating to change in accounting for capitalization of the cost of supplies and spare parts
                inventories from Ernst & Young LLP dated October 19, 2000.    F

                           -----------------


Exhibit                                                                 See Key
Number                                 Description                       Below

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

          Amcast Industrial Limited
          Jurisdiction of Incorporation:            Ontario, Canada
          Name Under Which Business Is Done:        Amcast Industrial Limited

          Elkhart Products Corporation
          Jurisdiction of Incorporation:            Indiana
          Name Under Which Business Is Done:        Elkhart Products Corporation

          Amcast Automotive of Indiana, Inc.
          Jurisdiction of Incorporation:            Indiana
          Name Under Which Business Is Done:        Amcast Automotive-Fremont
                                                    Plant

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

          Amcast Automotive, Inc.
          Jurisdiction of Incorporation:            Michigan
          Name Under Which Business Is Done:        Amcast Automotive

          Amcast Casting Technologies, Inc.
          Jurisdiction of Incorporation:            Indiana
          Name Under Which Business Is Done:        Amcast Casting
                                                    Technologies, Inc.

          Lee Brass Company
          Jurisdiction of Incorporation:            Delaware
          Name Under Which Business is Done:        Lee Brass Company

                           -----------------


Exhibit                                                                 See Key
Number                                 Description                       Below

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

          LA. MEC. S.r.l.
          Jurisdiction of Incorporation:            Italy
          Name Under Which Business Is Done:        LA. MEC. S.r.l.

          SL Wheels, Inc.
          Jurisdiction of Incorporation:            Michigan
          Name Under Which Business Is Done:        SL Wheels, Inc.

                           -----------------


Exhibit                                                                 See Key
Number                                 Description                       Below

   23     CONSENTS OF EXPERTS AND COUNSEL:

          23.1  Consent of Ernst & Young LLP dated November 13, 2000 with  respect to the incorporation by reference of
                their report dated October 19, 2000,  into this Annual
                Report (Form 10-K), the inclusion of the financial statement schedule listed in Item 14(a)(2) to the financial  statements covered by their report
                dated October 19, 2000, and material incorporated by
                reference into Amcast Industrial Corporation's
                Post-Effective Amendment No. 1 to Registration
                Statement No. 33-2876 on Form S-8, on
                Registration Statements on Form S-8 (Registration
                Nos. 33-18690, 33-28080, 33-28084, 33-38176,
                33-61290, 333-00133, and 333-89729),
                and on Registration Statement No. 33-28075 on Form S-3        F

   24     POWER OF ATTORNEY:

          24.1  Powers of attorney of persons who are indicated
                as having executed this Annual Report Form 10-K
                on behalf of another.                                         F

   27     FINANCIAL DATA SCHEDULE:

          27.1  Article 5 of Regulation S-X Financial Data Schedule
                Form 10-K for the year ended August 31, 2000.                 F

Key:
"F" Indicates document filed herewith. "I" Indicates document incorporated from another filing.
  + Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total consolidated assets of the Company and that the Company will furnish a copy of the document to the Commission upon its request.