Form 10-Q
period 2000-12-03
AMCAST INDUSTRIAL CORP
filed 2001-01-16
CIK 27425

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


  (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--------
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended December 3, 2000          Commission File Number 1-9967



                          AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)



              Ohio                                     31-0258080
---------------------------------                   -----------------
    (State of Incorporation)                         (I.R.S. Employer
                                                    Identification No.)

7887 Washington Village Drive, Dayton, Ohio                       45459
-------------------------------------------------------------   ----------
(Address of principal executive offices)                        (Zip Code)



                                 (937) 291-7000
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)




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

Number of Common Shares outstanding, no par value, as of December 3, 2000 - 8,405,604 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 3, 2000

                                    I N D E X




PART I - FINANCIAL INFORMATION                                          PAGE

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial
                 Condition - December 3, 2000 and August 31, 2000          3

                 Consolidated Condensed Statements of Income -
                 for the Three Months Ended December 3, 2000
                 and November 28, 1999                                     4

                 Consolidated Condensed Statements of Retained Earnings - for the Three Months Ended December 3, 2000
                 and November 28, 1999                                     4

                 Consolidated Condensed Statements of Cash Flows -
                 for the Three Months Ended December 3, 2000
                 and November 28, 1999                                     5

                 Notes to Consolidated Condensed Financial Statements   6-12

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   13-17

       Item 3 - Quantitative and Qualitative Disclosures
                about Market Risk                                         18

PART II - OTHER INFORMATION

      Item 5 - Submission of Matters to a Vote of Security Holders        18

      Item 6 - Exhibits and Reports on Form 8-K                           18

SIGNATURES                                                                19

PART I - FINANCIAL INFORMATION



                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (unaudited)

                                                     December 3     August 31
                                                        2000           2000
                                                    ------------  ------------
ASSETS

Current Assets
       Cash and cash equivalents                      $   5,399      $  3,062
       Accounts receivable                               72,592        85,041
       Inventories                                       84,891        77,512
       Other current assets                              20,569        16,304
                                                     ------------  -----------
                              Total Current Assets      183,451       181,919

Property, Plant, and Equipment                          395,509       396,040
       Less accumulated depreciation                   (173,809)     (169,183)
                                                     ------------  -----------
                                                        221,700       226,857

Goodwill                                                 49,370        49,707
Other Assets                                             22,321        21,903
                                                     ------------  -----------
                                                      $ 476,842     $ 480,386
                                                     ============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Short-term debt                                $   6,794      $  1,584
       Current portion of long-term debt                  2,689         3,044
       Accounts payable                                  76,557        84,285
       Accrued expenses                                  38,370        38,013
                                                     ------------  -----------
                         Total Current Liabilities      124,410       126,926

Long-Term Debt - less current portion                   152,062       147,273
Deferred Income Taxes                                    31,284        31,275
Deferred Liabilities                                     17,402        18,958

Shareholders' Equity
       Common shares, at stated value
            Authorized - 15,000,000 shares
            Issued - 9,208,529 shares                     9,228         9,228
       Capital in excess of stated value                 70,981        70,981
       Accumulated other comprehensive losses            (5,075)       (1,900)
       Retained earnings                                 86,192        87,287
       Cost of 821,966 common shares in treasury         (9,642)       (9,642)
                                                     ------------  -----------
                                                        151,684       155,954
                                                     ------------  -----------
                                                      $ 476,842     $ 480,386
                                                     ============  ===========

See notes to consolidated financial statements



                         AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)

                                                         Three Months Ended
                                                     -------------------------
                                                     December 3    November 28
                                                        2000         1999
                                                    ------------  ------------
Consolidated Condensed Statements of Income

Net sales                                             $ 137,944     $ 146,079
Cost of sales                                           121,656       127,768
                                                    ------------  -----------
                                      Gross Profit       16,288        18,311
Selling, general and administrative expenses             12,197        13,603
                                                    ------------  ------------
                                   Operating Income       4,091         4,708
Equity in (income) loss of joint venture and
       other (income) and expense                           755          (248)
Interest expense                                          3,199         2,823
                                                    ------------  ------------
                     Income before Income Taxes and
                               Cumulative Effect of
                                  Accounting Change         137         2,133
Income taxes                                                 55           838
                                                    ------------  ------------
                    Income before Cumulative Effect
                               of Accounting Change          82         1,295
Cumulative effect of accounting change, net of tax            -           983
                                                    ------------  ------------
                                        Net Income      $    82      $  2,278
                                                    ============  ============

Consolidated Condensed Statements of Retained Earnings

Beginning retained earnings                          $   87,287     $  87,796
Net income                                                   82         2,278
Dividends                                                (1,177)       (1,254)
Stock awards                                                  -            (5)
                                                    ------------  ------------
                          Ending Retained Earnings   $   86,192     $  88,815
                                                    ============  ============

Basic earnings per share
      Income before cumulative effect
             of accounting adjustment                 $    0.01     $   0.14
      Cumulative effect of accounting adjustment              -         0.11
                                                    ------------  ------------
      Net Income                                      $    0.01     $   0.25
                                                    ============  ============
Diluted earnings per share
      Income before cumulative effect
             of accounting adjustment                 $    0.01     $   0.14
      Cumulative effect of accounting adjustment              -         0.11
                                                    ------------  ------------
      Net Income                                      $    0.01     $   0.25
                                                    ============  ============

Dividends declared per share                          $    0.14     $   0.14
                                                    ============  ============

Dividends paid per share                              $    0.14     $   0.14
                                                    ============  ============


See notes to consolidated financial statements.


                         AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)
                                                        Three Months Ended
                                                   ---------------------------
                                                    December 3    November 28
                                                       2000           1999
                                                    ------------  ------------
Operating Activities
        Net income                                      $    82     $   2,278
        Depreciation and amortization                     7,914         8,040
        Cumulative effect of accounting change                -          (983)
        Deferred liabilities                             (1,659)         (148)

        Changes in assets and liabilities:
             Accounts receivable                          9,437       (11,438)
             Inventories                                 (9,186)       (5,758)
             Other current assets                        (4,857)          397
             Accounts payable                            (5,428)       (1,416)
             Accrued liabilities                          1,416        (1,192)
             Other                                        1,128          (242)
                                                    ------------  ------------
                       Net Cash Used for Operations      (1,153)      (10,462)

Investing Activities
        Additions to property, plant, and equipment      (6,050)       (5,595)
        Other                                                58           230
                                                    ------------  ------------
              Net Cash Used for Investing Activities     (5,992)       (5,365)

Financing Activities
        Additions to long-term debt                      31,000             -
        Reduction in long-term debt                     (31,820)       (2,461)
        Short-term borrowings                            11,763        24,262
        Dividends                                        (1,177)       (1,254)
        Proceeds from sale leaseback                          -         1,340
                                                    ------------  ------------
          Net Cash Provided by Financing Activities       9,766        21,887

Effect of exchange rate changes on cash                    (284)           (7)
                                                    ------------  ------------
Net change in cash and cash equivalents                   2,337         6,053

Cash and cash equivalents at beginning of period          3,062         6,928
                                                    ------------  ------------
Cash and Cash Equivalents at End of Period            $   5,399     $  12,981
                                                    ============  ============

See notes to consolidated financial statements

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Preparation of Financial Statements

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The Company's investment in Casting Technology Company (CTC), a joint venture, is included in the accompanying financial statements using the equity method of accounting. The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 2000 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included.

Accounting Change

During 2000, as a result of a new enterprise resource planning (ERP) system implementation, the Company began capitalizing the cost of supplies and spare parts inventories, whereas previously the cost of these manufacturing supplies was expensed when purchased. Management believes this change is preferable in that it provides for a more appropriate matching of revenues and expenses. The total amount of inventory capitalized and reported as a cumulative effect of a change in accounting principle, retroactive to September 1, 1999, was $983 net of taxes of $602.

Accounting Standards Adopted

Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. Special accounting allows for gains or losses on qualifying derivatives to offset gains or losses on the hedged item in the statement of income and requires formal documentation of the effectiveness of transactions that receive hedge accounting. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Comprehensive Income

Comprehensive income (losses) include all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (losses) are:


                                                   Three Months Ended
                                             ------------------------------
                                              December 3       November 28
                                                 2000             1999
                                              -----------      -----------

Net income                                      $     82           $ 2,278
Foreign currency translation adjustments          (3,175)            2,323
                                              -----------      -----------
                                                $ (3,093)          $ 4,601
                                              ===========      ===========

Inventories

The major components of inventories are:


                                              December 3       November 28
                                                 2000             1999
                                              -----------      -----------
Finished Goods                                  $ 44,497          $ 40,013
Work in process                                   25,741            23,932
Raw materials and supplies                        19,747            18,661
                                              -----------      -----------
                                                  89,985            82,606
Less amount to reduce certain
      inventories to LIFO value                    5,094             5,094
                                              -----------      -----------
                                                $ 84,891          $ 77,512
                                              ===========      ===========


                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Long-Term Debt

The following table summarizes the Company's long-term borrowings:

                                              December 3       August 31
                                                 2000            2000
                                              -----------      -----------

Senior notes                                    $ 50,000        $ 50,000
Revolving credit notes                            76,751          77,510
Lines of credit                                   22,600          16,200
Other debt                                         2,911           3,388
Capital leases                                     2,489           3,219
                                              -----------      -----------
                                                 154,751         150,317
Less current portion                               2,689           3,044
                                              -----------      -----------
                                                $152,062        $147,273
                                              ===========      ===========


                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Earnings Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three month periods ended December 3, 2000 and November 28, 1999, respectively.


                                                 Three Months Ended
                                         --------------------------------------
                                              December 3       November 28
                                                 2000              1999
                                              -----------      -----------

Income before cumulative effect
    of accounting change                            $ 82          $ 1,295
                                              ===========      ===========

Net income                                          $ 82          $ 2,278
                                              ===========      ===========

Basic Earnings per Share:
Basic shares                                       8,406            8,956
                                              ===========      ===========

Income before cumulative effect
    of accounting change                          $ 0.01           $ 0.14
                                              ===========      ===========

Net income                                        $ 0.01           $ 0.25
                                              ===========      ===========

Diluted Earnings per Share:
Basic shares                                       8,406            8,956
Stock options                                          6                6
                                               -----------      -----------
Diluted shares                                     8,412            8,962
                                               ===========      ===========

Income before cumulative effect
    of accounting change                          $ 0.01           $ 0.14
                                               ===========      ===========

Net income                                        $ 0.01           $ 0.25
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

                       AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served. The Company has aggregated similar operating segments into two reportable segments: Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. At December 03, 2000 there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at August 31, 2000, nor were there any changes in the reportable segments, or in the measurement of segment operating results.


Operating information related to the Company's reportable segments is as follows:


                                  Net Sales               Operating Income
                           -------------------------- --------------------------
                           For the Three Months Ended For the Three Months Ended
                           -------------------------- --------------------------
                           December 3    November 28   December 3   November 28
                              2000           1999         2000         1999 *
                           -----------   -----------   -----------  -----------
Flow Control Products        $ 32,959      $ 35,369       $ 4,485      $ 6,014
Engineered Components         104,985       110,710         1,264          634
Corporate                           -             -        (1,658)      (1,940)
                           -----------   -----------   -----------  -----------
                              137,944       146,079         4,091        4,708
Equity in joint venture
  and other (income) expense        -             -           755         (248)
Interest expense                    -             -         3,199        2,823
                           -----------   -----------   -----------  -----------
Total net sales and income
before taxes                $ 137,944     $ 146,079         $ 137      $ 2,133
                           ===========   ===========   ===========  ===========


* Income before cumulative effect of a change in accounting  principle in fiscal
2000


                       AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Commitments and Contingencies

At December 3, 2000, the Company has committed to capital expenditures of $13,168, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are three Company-owned properties where state-supervised cleanups are expected. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At December 3, 2000, the Company's accrued undiscounted reserve for such contingencies was $900.

                       AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Allied-Signal Inc. (now Honeywell) brought an action against the Company seeking a contribution from the Company equal to 50% of Honeywell's estimated $30,000 remediation cost in connection with a site in southern Ohio. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it disposed of at the site. The court has rendered its decision on this case, however, the exact amount of the verdict has not yet been determined by the court. The amount will be significantly less than the amount sought by the plaintiff and the Company estimates its liability associated with the action to be between $500 and $1,500. The Company believes its liability is at the low end of this range.

Increasingly, major automotive industry companies are withholding partial payment for goods received. Often, this is a negotiating tactic for costs incurred by the customer in which the customer believes that the supplier should participate. Generally, payment is received, however, only after several months have passed. At December 3, 2000, the Company has $2,037 and CTC has $1,926 of accounts receivable being withheld pending final resolution of various issues. It is anticipated that these amounts will ultimately be collected.

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

Results of Operations

Consolidated net sales decreased by 5.6% to $137.9 million in the first quarter of fiscal 2001 compared with $146.1 million in the first quarter of fiscal 2000. The following table shows the components of the decrease in consolidated net sales:


     Volume                                          (4.2%)
     Price and product mix                            3.9%
     Foreign currency exchange rates                 (5.3%)
                                                  ------------
                                                     (5.6%)
                                                  ============



While demand for the Company's copper plumbing fittings and North American automotive products remained near prior-year levels, anticipated replacement of commercial brass product business lost in the second quarter of fiscal 2000 was not achieved and demand for aluminum wheels in Europe softened. Favorable pricing reflects a better product mix, primarily at the Company's European operations, and higher aluminum costs reflected in the sales price of automotive products, which helped to offset competitive market pricing issues encountered by the Flow Control business. A weaker Italian lira also caused a decrease in sales. By segment, Engineered Components sales decreased by 5.2% compared with the first quarter of fiscal 2000, while Flow Control Products sales decreased by 6.8%.

                      AMCAST INDUSTRIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Gross profit for the first quarter of fiscal 2001 decreased by 11.0% to $16.3 million. As a percentage of sales, gross profit was 11.8% for the first quarter compared with 12.5% for the same period of 2000. In the Flow Control Products segment, pricing issues and lower volume decreased gross profit. In the Engineered Components segment, lower sales volume plus manufacturing inefficiencies experienced by the Company's European operations offset the gross profit improvement from a more profitable mix of wheels in Europe and North America and lower manufacturing costs, primarily at the Company's Wapakoneta, Ohio plant.

Selling, general and administrative (SG&A) expenses decreased, both in total and as a percentage of sales. As a percentage of sales, SG&A expense was 8.8% and 9.3% in the first quarters of fiscal 2001 and fiscal 2000, respectively. A net pension expense benefit, lower recruiting costs, and reduced legal expenditures contributed to the decrease. The salaried workforce reduction implemented in the second half of fiscal 2000 also contributed to lower SG&A expenses in the first quarter of fiscal 2001, through reduced salary and benefit costs.

The Company's pre-tax share of losses from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was $0.8 million in the first quarter of fiscal 2001, compared with income of $0.1 million in the first quarter of fiscal 2000. CTC's results had been severely impacted by a customer's extraordinarily high, temporary demand in the second half of fiscal 2000. CTC was pushed beyond capacity and incurred higher costs associated with operating in excess of capacity to meet the customer's demand. While the demand and capacity issues have subsided, there were some carryover effects in the form of higher costs and manufacturing inefficiencies in the first quarter of fiscal 2001.

Interest expense was $3.2 million for the first quarter of fiscal 2001, compared with $2.8 million for the first quarter of fiscal 2000. The increase in interest expense is primarily due to higher interest rates.

The effective tax rate was 40.1% and 39.3% for the first quarters of fiscal 2001 and 2000, respectively. The increase in the effective tax rate is primarily due to the Company's mix of business.

During 2000, as a result of a new enterprise resource planning (ERP) system implementation, the Company began capitalizing the cost of supplies and spare parts inventories, whereas previously the cost of these manufacturing supplies was expensed when purchased. Management believes this change is preferable in that it provides for a more appropriate matching of revenues and expenses. The total amount of inventory capitalized and reported as a cumulative effect of a change in accounting principle, retroactive to September 1, 1999, was $983 net of taxes of $602.

                      AMCAST INDUSTRIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Flow Control Products Net sales for the Flow Control Products segment were $32.9 million for the first quarter of fiscal 2001, compared with $35.4 for the same period of fiscal 2000. Unfavorable pricing, primarily due to price competition, reduced sales by 9.1%. This decrease was offset slightly by a 2.0% increase in sales from higher volume, as demand for copper plumbing fittings more than offset lost commercial brass products business. Operating income in the first quarter of fiscal 2001 was $4.5 million, compared with $6.0 million for the same period of fiscal 2000. The impact of the competitive market pricing issues previously discussed reduced operating profit; however, the effect was partly offset by lower manufacturing and administrative spending and improved plant efficiencies.

Engineered Components Net sales for the Engineered Components segment were $105.0 million for the first quarter of fiscal 2001 compared with $110.7 million for the same period of fiscal 2000. Sales decreased by 6.1% due to a drop in volume, particularly at the Company's European operations where demand has softened. A weaker Italian lira in the first quarter of fiscal 2001 compared with the same period in fiscal 2000 further reduced sales by 7.1%. However, aluminum cost pass-throughs reflected in the selling price of the Company's products, and a favorable product mix increased sales by 8.1%. Despite a decrease in sales, operating income in the first quarter of fiscal 2001 improved to $1.3 million, up from $0.6 million in the first quarter of 2000. The increase was the result of a more profitable mix of wheels in Europe and improvement in North America operations that helped to offset manufacturing inefficiencies and higher costs in the Company's European operations.


Liquidity and Capital Resources

Cash used for operations was $1.2 million in the first quarter of fiscal 2001 compared with $10.5 million used in the first quarter of fiscal 2000. A $7.5 million increase in working capital requirements in the first quarter offset the $8.0 million positive cash flow generated by net income plus the non-cash benefits of depreciation and amortization. The working capital increase primarily reflects the combination of a decrease in accounts receivable, an increase in inventory levels and other current assets, and a reduction from the high level of open accounts payable at August 31, 2000. The $1.7 million decrease in deferred liabilities primarily represents cash payments plus non-cash changes in deferred taxes.

Investing activities, primarily capital spending, used net cash of $6.0 million in the first quarter of fiscal 2001 compared with $5.4 million in the first quarter of fiscal 2000. At December 3, 2000, the Company had $13.2 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

                      AMCAST INDUSTRIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Financing activities provided $9.8 million in cash in the first quarter of fiscal 2001, compared with $21.9 million in the first quarter of fiscal 2000. Additional financing included $11.8 million of net short-term borrowings and $31.0 million of long-term debt borrowings under the Company's revolving credit agreement. Financing activities also included long-term debt payments of $31.8 million and dividend payments of $1.2 million. Long-term debt was 51.6% of total capital at December 3, 2000, compared with 49.3% at August 31, 2000. The Company may borrow up to $150 million under a credit agreement that expires August 14, 2002 and has additional lines of credit of $27.0 million. At December 3, 2000, $76.8 million was outstanding under the credit agreement, and $22.6 million was outstanding under available lines of credit. At December 3, 2000, the Company had unused borrowing capacity of $29.0 million under its most restrictive debt covenant. Speedline also has short-term lines of credit totaling $24.3 million, of which $21.4 was available at October 31, 2000. The Company considers these external sources of funds, together with funds expected to be generated from operations, to be adequate to meet operating needs.

Contingencies

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At December 3, 2000, the Company had reserves of $900 for environmental liabilities. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

Increasingly, major automotive industry companies are withholding partial payment for goods received. Often, this is a negotiating tactic for costs incurred by the customer in which the customer believes that the supplier should participate. Generally, payment is received, however, only after several months have passed. At December 3, 2000, the Company has $2,037 and CTC has $1,926 of accounts receivable being withheld pending final resolution of various issues. It is anticipated that these amounts will ultimately be collected.

                         AMCAST INDUSTRIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Impact of Recently Issued Accounting Standards

Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. Special accounting allows for gains or losses on qualifying derivatives to offset gains or losses on the hedged item in the statement of income and requires formal documentation of the effectiveness of transactions that receive hedge accounting. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

                          AMCAST INDUSTRIAL CORPORATION


Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. There have been no material changes in the Company's exposure to these items since the Company's disclosure in Item 7A, Part II of Form 10-K for the year ended August 31, 2000.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 6 - Exhibits and Reports on Form 8-K

a)       Exhibits


None

b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended December 3, 2000

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


                                     AMCAST INDUSTRIAL CORPORATION
                                     (Registrant Company)




Date: January 17, 2001               By: /s/J. H. Shuey
                                         ----------------------------------
                                     John H. Shuey
                                     Chairman, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date: January 17, 2001               By: /s/D. D. Watts
                                         ----------------------------------
                                     Douglas D. Watts
                                     Vice President, Finance
                                     (Principal Financial Officer)


Date: January 17, 2001               By: /s/M.D. Mishler
                                         ----------------------------------
                                     Mark D. Mishler
                                     Corporate Controller
                                     (Principal Accounting Officer)