Form 10-Q
period 2001-03-04
AMCAST INDUSTRIAL CORP
filed 2001-04-18
CIK 27425

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


  (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--------
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 4, 2001              Commission File Number 1-9967



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

Number of Common Shares outstanding, no par value, as of March 4, 2001 - 8,416,484 shares.

                         AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 4, 2001

                                    I N D E X




PART I - FINANCIAL INFORMATION                                           PAGE

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial
                 Condition - March 4, 2001 and August 31, 2000               3

                 Consolidated Condensed Statements of Income -
                 for the Quarter and Six Months Ended March 4, 2001
                 and February 27, 2000.                                      4

                 Consolidated Condensed Statements of Retained Earnings -
                 for the Quarter and Six Months Ended March 4, 2001
                 and February 27, 2000.                                      4

                 Consolidated Condensed Statements of Cash Flows -
                 for the Six Months Ended March 4, 2001
                 and February 27, 2000.                                      5

                 Notes to Consolidated Condensed Financial Statements     6-13

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     14-19

      Item 3  - Quantitative and Qualitative Disclosures about Market Risk  20

PART II - OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders          20

      Item 5 - Other Information                                            21

      Item 6 - Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                                  22

PART I - FINANCIAL INFORMATION

                         AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (unaudited)

                                                          March 4     August 31
                                                           2001          2000
                                                        -----------   ---------

ASSETS

Current Assets

    Cash and cash equivalents                             $   7,955   $   3,062
    Accounts receivable                                      79,280      85,041
    Inventories                                              90,626      77,512
    Other current assets                                     20,243      16,304
                                                        -----------   ---------

       Total Current Assets                                 198,104     181,919

Property, Plant, and Equipment                              411,779     396,040
    Less accumulated depreciation                          (183,522)   (169,183)
                                                        -----------   ---------

                                                            228,257     226,857

Goodwill                                                     49,032      49,707
Other Assets                                                 22,866      21,903
                                                        -----------   ---------

                                                          $ 498,259   $ 480,386
                                                        ===========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

    Short-term debt                                       $  12,586   $   1,584
    Current portion of long-term debt                       174,106       3,044
    Accounts payable                                         76,595      84,285
    Accrued expenses                                         35,415      38,013
                                                        -----------   ---------
       Total Current Liabilities                            298,702     126,926

Long-Term Debt - less current portion                         2,457     147,273
Deferred Income Taxes                                        31,428      31,275
Deferred Liabilities                                         20,724      18,958

Shareholders' Equity
    Preferred shares, without par value:
       Authorized - 1,000,000 shares; Issued - None              -            -
    Common shares, at stated value
       Authorized - 15,000,000 shares
       Issued - 9,227,600 shares                              9,228       9,228
    Capital in excess of stated value                        70,981      70,981
    Accumulated other comprehensive income (losses)          (4,004)     (1,900)
    Retained earnings                                        78,258      87,287
    Cost of 811,116 and 821,996
       common shares in treasury                             (9,515)     (9,642)
                                                        -----------   ---------
                                                            144,948     155,954
                                                        -----------   ---------
                                                          $ 498,259   $ 480,386
                                                        ===========   =========

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)

                                                     Three Months Ended            Six Months Ended
                                                 --------------------------    -------------------------
                                                   March 4      February 27       March 4    February 27
                                                    2001            2000           2001         2000
                                                 -----------    -----------    -----------   -----------

Consolidated Condensed Statements of Income

Net sales                                          $ 122,966      $ 150,009      $ 260,910     $ 296,088
Cost of sales                                        112,998        131,378        234,654       259,146
                                                 -----------    -----------    -----------   -----------

    Gross Profit                                       9,968         18,631         26,256        36,942
Selling, general and administrative expenses          15,848         15,006         28,045        28,609
                                                 -----------    -----------    -----------   -----------

    Operating Income (Loss)                           (5,880)         3,625         (1,789)        8,333
Equity in (income) loss of joint venture
   and other (income) and expense                        855           (389)         1,610          (637)
Interest expense                                       3,321          3,547          6,520         6,370
                                                 -----------    -----------    -----------   -----------

    Income (Loss) before Income Taxes and
    Cumulative Effect of Accounting Change           (10,056)           467         (9,919)        2,600
Income taxes                                          (3,319)           183         (3,264)        1,021
                                                 -----------    -----------    -----------   -----------
    Income (Loss) before Cumulative Effect
    of Accounting Change                              (6,737)           284         (6,655)        1,579
Cumulative effect of accounting change, net of tax         -              -              -           983
                                                 -----------    -----------    -----------   -----------
    Net Income (Loss)                              $  (6,737)      $    284      $  (6,655)   $    2,562
                                                 ===========    ===========    ===========   ===========


Consolidated Condensed Statements of Retained Earnings

Beginning retained earnings                        $  86,192      $  88,815      $  87,287    $   87,796
Net income (loss)                                     (6,737)           284         (6,655)        2,562
Dividends                                             (1,178)        (1,244)        (2,355)       (2,498)
Stock awards                                             (19)             -            (19)           (5)
                                                 -----------    -----------    -----------   -----------

Ending Retained Earnings                           $  78,258      $  87,855      $  78,258    $   87,855
                                                 ===========    ===========    ===========   ===========


Basic earnings per share
Income before cumulative effect of
   accounting adjustment                          $   (0.80)      $    0.03      $   (0.79)    $    0.18
Cumulative effect of accounting adjustment                -               -              -          0.10
                                                 -----------    -----------    -----------   -----------
Net income (loss)                                 $   (0.80)      $    0.03      $   (0.79)    $    0.28
                                                 ===========    ===========    ===========   ===========

Diluted earnings per share
Income before cumulative effect of
   accounting adjustment                         $    (0.80)      $    0.03      $   (0.79)    $    0.18
Cumulative effect of accounting adjustment                -               -              -          0.10
                                                 -----------    -----------    -----------   -----------
Net income (loss)                                $    (0.80)      $    0.03      $   (0.79)    $    0.28
                                                 ===========    ===========    ===========   ===========


Dividends declared per share                       $    0.14      $    0.14      $    0.14    $     0.28
                                                 ===========    ===========    ===========   ===========

Dividends paid per share                           $    0.14      $    0.14      $    0.14    $     0.28
                                                 ===========    ===========    ===========   ===========

See notes to consolidated financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)


                                                           Six Months Ended
                                                     ---------------------------

                                                       March 4      February 27
                                                        2001           2000
                                                     -----------    -----------


Operating Activities

        Net income (loss)                               $ (6,655)       $ 2,562
        Depreciation and amortization                     16,551         16,265
        Non-cash charges                                   1,928
        Cumulative effect of accounting change                             (983)
        Deferred liabilities                              (1,481)          (823)

        Changes in assets and liabilities:
             Accounts receivable                           8,828        (24,056)
             Inventories                                 (12,479)        (6,710)
             Other current assets                         (6,826)           557
             Accounts payable                             (8,150)        (7,826)
             Accrued liabilities                          (3,298)        (1,720)
             Other                                         1,873           (387)
                                                     -----------    -----------

Net Cash Used by Operations                              (9,709)        (23,121)

Investing Activities

        Additions to property, plant, and equipment      (12,863)        (9,392)
        Advance to joint venture                          (2,616)
        Other                                                  6           (130)
                                                     -----------    -----------

Net Cash Used by Investing Activities                    (15,473)        (9,522)

Financing Activities

        Additions to long-term debt                      107,752         33,885
        Reduction in long-term debt                      (74,520)        (8,548)
        Short-term borrowings                               (630)        10,070
        Proceeds from sale leaseback                                      2,877
        Dividends                                         (2,355)        (2,498)
        Purchase of treasury shares                                      (1,255)
        Other                                                               198
                                                     -----------    -----------

Net Cash Provided by Financing Ativities                  30,247         34,729

Effect of exchange rate changes on cash                     (172)          (174)
                                                     -----------    -----------

Net change in cash and cash equivalents                    4,893          1,912

Cash and cash equivalents at beginning of period           3,062          6,928
                                                     -----------    -----------


        Cash and Cash Equivalents at End of Period      $  7,955       $  8,840
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


Investment in Unconsolidated Affiliate

Summarized financial information for the Company's investment in CTC, accounted for by the equity method, is as follows:

                                        March 4             August 31
                                          2001                 2000
                                    -----------------     ---------------
Current assets                              $ 11,483            $ 11,651
Noncurrent assets                             37,896              39,145
Current liabilities                           36,673              28,626
Noncurrent liabilities                             -              10,060


                                             Three Months Ended                       Six Months Ended
                                    -------------------------------------     ---------------------------------
                                        March 4            February 27           March 4          February 27
                                          2001                 2000                2001              2000
                                    -----------------     ---------------     ---------------    --------------
Net sales                                    $ 9,295            $ 12,269            $ 18,072           $25,647
Gross profit (loss)                             (249)              1,560                (470)            2,947
Net income (loss)                             (1,365)                137              (2,599)              684


                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)
Accounting Change

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

Accounting Standards Adopted

Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and be measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. Special accounting allows for gains or losses on qualifying derivatives to offset gains or losses on the hedged item in the statement of income and requires formal documentation of the effectiveness of transactions that receive hedge accounting. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

Comprehensive Income

Comprehensive income (losses) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (losses) are:

                         Three Months Ended             Six Months Ended
                     ------------------------      --------------------------
                        March 4    February 27         March 4    February 27
                         2001         2000              2001          2000
                      -----------  -----------      -----------    -----------

Net income (loss)      $  (6,737)   $     284        $  (6,655)     $   2,562
Foreign currency
  translation
  adjustments              1,065       (4,268)          (2,110)        (1,945)

                       ----------  -----------      -----------    -----------
                       $  (5,672)  $   (3,984)       $  (8,765)     $     617
                       ==========  ===========      ===========    ===========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Inventories

The major components of inventories are:

                                            March 4           August 31
                                             2001               2000
                                          -----------         ---------

Finished products                            $ 50,795          $ 40,013
Work in process                                23,712            23,932
Raw materials and supplies                     21,213            18,661
                                          -----------         ---------
                                               95,720            82,606
Less amount to reduce certain
      inventories to LIFO value                 5,094             5,094
                                          -----------         ---------

                                             $ 90,626          $ 77,512
                                          ===========         =========


                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Long-Term Debt

The following table summarizes the Company's long-term borrowings:

                                                March 4         August 31
                                                 2001              2000
                                              -----------      -----------

Senior notes                                    $ 50,000        $ 50,000
Revolving credit notes                           116,363          77,510
Lines of credit                                    5,100          16,200
Other debt                                         2,985           3,388
Capital leases                                     2,115           3,219
                                              -----------      -----------
                                                 176,563         150,317
Less current portion                             174,106           3,044
                                              -----------      -----------
                                                $  2,457        $147,273
                                              ===========      ===========



The Company maintains a credit agreement (the Agreement) that provides for up to $150,000 in borrowings through August 2002. Debt covenants under the Agreement require the Company to maintain certain debt-to-earnings and interest coverage ratios. Due to operating losses incurred during the second quarter, at March 4, 2001, the Company was not in compliance with the debt-to-earnings and interest coverage ratios under the Agreement. This has resulted in a covenant violation in the Company's Private Placement Agreement (the Senior Notes)and the Casting Technology Credit Agreement (the CTC Agreement) of which the Company has guaranteed $14,832. The Company can no longer borrow under the Agreement and the lenders now have a security interest in the assets of the U.S. subsidiaries and certain stock of the foreign subsidiaries. The Company has received a proposal from its lenders to provide additional borrowings under a temporary financing arrangement that will include a waiver of the covenant violations; however, a waiver has not been obtained as of April 18, 2001. As a result, the total outstanding debt due under the Agreement and the Senior Notes in the amount of $171,463 has been classified as a current liability in the balance sheet.

The Company is presently negotiating the terms of an agreement to provide temporary financing (the Facility) through April 15, 2002. Among other things, the Facility will require the Company to grant a first priority security interest in the Company's U.S. assets including, all real property, accounts receivable, inventory, machinery and equipment. Interest rates for borrowings under the Facility are anticipated to be prime plus 4% and interest rates for borrowings under the Agreement and Senior Notes are expected to increase to prime plus 2%. The Company estimates that the associated fees related to obtaining the Facility will be between $2,000 and $3,000. The Company expects that the Facility will contain an appropriate waiver of the covenant violations in the Agreement which will result in a resolution of the covenant violations in the Senior Notes and the CTC Agreement. Based on current negotiations, management believes that it will be able to obtain the Facility and related waiver.

The Company has retained an investment-banking firm to assist the Company in obtaining alternative long-term financing. Although there can be no assurances that the Company will be successful, based on the Company's future outlook, its existing assets, and the Company's ability to obtain financing in the past, management believes that alternative long-term financing is available and intends to have an agreement in place prior to April 15, 2002. If such financing is not available, the Company may need to reevaluate its operating plans. If the Company had been successful in negotiating alternative long-term financing as of March 4, 2001, the current portion of long-term debt would have been $2,643.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Earnings Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three- and six-month periods ended March 4, 2001 and February 27, 2000, respectively.

                                Three Months Ended          Six Months Ended
                            -------------------------   ------------------------
                               March 4    February 27     March 4    February 27
                                2001        2000           2001         2000
                             -----------  -----------   -----------  -----------


Income (loss) before
cumulative effect of
accounting change             $  (6,737)   $     284     $  (6,655)    $  1,579
                             ===========  ===========   ===========   ==========

Net income (loss)             $  (6,737)   $     284     $  (6,655)    $  2,562
                             ===========  ===========   ===========  ===========

Basic Earnings per Share:
Basic shares                      8,413        8,949         8,409        8,952
                             ===========  ===========   ===========  ===========

Income (loss) before
cumulative effect of
accounting change             $   (0.80)   $    0.03     $   (0.79)    $   0.18
                             ===========  ===========   ===========  ===========

Net income (loss)             $   (0.80)   $    0.03     $   (0.79)    $   0.28
                             ===========  ===========   ===========  ===========


Diluted Earnings per Share:
Basic shares                      8,413        8,949          8,409       8,952
Stock options                         4            7              5           7
                             -----------  -----------   -----------  -----------
Diluted shares                    8,417        8,956          8,414       8,959
                             ===========  ===========   ===========  ===========

Income (loss) before
cumulative effect of
accounting change             $   (0.80)   $    0.03     $   (0.79)    $   0.18
                             ===========  ===========   ===========  ===========

Net income (loss)             $   (0.80)   $    0.03     $   (0.79)    $   0.28
                             ===========  ===========   ===========  ===========

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

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served. The Company has aggregated similar operating segments into two reportable segments: Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. At March 4, 2001 there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at August 31, 2000, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Operating information related to the Company's reportable segments is as follows:

                                  Net Sales             Operating Income (Loss)
                           -------------------------- --------------------------
                           For the Three Months Ended For the Three Months Ended
                           -------------------------- --------------------------
                             March 4     February 27     March 4    February 27
                              2001           2000         2001          2000
                           -----------   -----------   -----------  -----------
Flow Control Products       $  33,178     $  36,115     $   2,897      $ 4,766
Engineered Components          89,788       113,894        (4,019)       1,548
Corporate                           -             -        (4,758)      (2,689)
                           -----------   -----------   -----------  -----------
                              122,966       150,009        (5,880)       3,625
Equity in joint venture
  and other (income) expense        -             -           855         (389)
Interest expense                    -             -         3,321        3,547
                           -----------   -----------   -----------  -----------
Total net sales and income
  (loss) before taxes       $ 122,966     $ 150,009     $ (10,056)     $   467
                           ===========   ===========   ===========  ===========


                                  Net Sales             Operating Income (Loss)
                           -------------------------- --------------------------
                            For the Six Months Ended   For the Six Months Ended
                           -------------------------- --------------------------
                             March 4     February 27     March 4    February 27
                              2001           2000         2001          2000
                           -----------   -----------   -----------  -----------
Flow Control Products        $ 66,137      $ 71,484      $  7,382     $ 10,780
Engineered Components         194,773       224,604        (2,755)       2,182
Corporate                           -             -        (6,416)      (4,629)
                           -----------   -----------   -----------  -----------
                              260,910       296,088        (1,789)       8,333
Equity in joint venture
  and other (income) expense        -             -         1,610         (637)
Interest expense                    -             -         6,520        6,370
                           -----------   -----------   -----------  -----------
Total net sales and income
  (loss) before taxes       $ 260,910     $ 296,088     $  (9,919)     $ 2,600
                           ===========   ===========   ===========  ===========




                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Commitments and Contingencies

At March 4, 2001, the Company has committed to capital expenditures of $12,713, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are four Company-owned properties where state or federal-supervised cleanups are expected. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At March 4, 2001, the Company's accrued undiscounted reserve for such contingencies was $2,170.

Based upon the contracts and agreements with regards to two environmental matters, the Company believes it is entitled to indemnity for remediation costs at two sites and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded receivables of $1,115 at March 4, 2001 related to anticipated recoveries from third parties.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Allied-Signal Inc. (now Honeywell) brought an action against the Company seeking a contribution from the Company equal to 50% of Honeywell's estimated $30,000 remediation cost in connection with a site in southern Ohio. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it disposed of at the site. The court has rendered its decision on this case; however, the exact amount of the verdict has not yet been determined by the court. The amount will be significantly less than the amount sought by the plaintiff and the Company estimates its liability associated with the action to be between $500 and $1,500. The Company believes its liability is at the low end of this range.

Increasingly, major automotive industry companies are withholding partial payment for goods received. Often, this is a negotiating tactic for costs incurred by the customer in which the customer believes that the supplier should participate. Generally, payment is received, however, only after a significant time period has passed. At March 4, 2001, the Company has $2,037 and CTC has $1,926 of accounts receivable being withheld pending final resolution of various issues. The Company or CTC have not recorded a reserve against such receivables. The amount of any needed reserve cannot be determined at this time.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in millions, except per share amounts)


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

Results of Operations

Consolidated net sales decreased by 18.0% to $123.0 million in the second quarter of fiscal 2001 compared with $150.0 million in the second quarter of fiscal 2000. The following table shows the components of the decrease in consolidated net sales:


     Volume                                         (10.8%)
     Price and product mix                           (3.5%)
     Foreign currency exchange rates                 (3.7%)
                                                  ------------
                                                    (18.0%)
                                                  ============


Declining automotive production in North America, auto manufacturers' new model launch delays in Europe, and competitive market pricing had a negative impact on the Company's financial results. In the second quarter, the Company faced weak market demand in the automotive industry and slowness in construction markets that combined to depress sales volume. Unfavorable pricing and product mix primarily reflects the continuation of competitive market pricing issues encountered by the Flow Control business. A weaker Italian lira also caused a decrease in sales. By segment, Engineered Components sales decreased by 21.2% compared with the second quarter of fiscal 2000, while Flow Control Products sales decreased by 8.0%.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in millions, except per share amounts)

For the first half of fiscal 2001, consolidated net sales decreased by 11.9% to $260.9 million compared with $296.1 million in the first half of fiscal 2000. The following table shows the components of the decrease in consolidated net sales.



     Volume                                          (7.5%)
     Price and product mix                            0.1%
     Foreign currency exchange rates                 (4.5%)
                                                  ------------
                                                    (11.9%)
                                                  ============


While demand for the Company's copper plumbing fittings and North American automotive products remained near prior-year levels in the first quarter of fiscal 2001, declining automotive production in North America, auto manufacturer's new model launch delays in Europe, and competitive market pricing in the second quarter had a negative impact on the Company's financial results for the first half of fiscal 2001. In the second quarter, the Company faced weak market demand in the automotive industry and slowness in construction markets that combined to depress sales. The unfavorable pricing encountered in the second quarter by the Flow Control Products segment negated the favorable impact in the first quarter from a better product mix, primarily at the Company's European operations, and higher aluminum costs reflected in the sales price of automotive products. A weaker Italian lira also caused a decrease in year-to-date sales. By segment, Engineered Components sales decreased by 13.3% compared with the first half of fiscal 2000, while Flow Control Products sales decreased by 7.5%.

Gross profit for the second quarter of fiscal 2001 decreased by 46.5% to $10.0 million, while gross profit for the first half of fiscal 2001 fell by 28.9% to $26.3 million. As a percentage of sales, gross profit was 8.1% for the second quarter and 10.1% for the first half of fiscal 2001 compared with 12.9% and 12.8% for the same periods of 2000. In the Flow Control Products segment, pricing issues were the primary reason for the decrease in gross profit while significantly lower sales volume and a weaker Italian lira led to the decrease in gross profit in the Engineered Components segment. Gross profit of businesses in both segments also suffered from increased energy surcharges.

Selling, general and administrative (SG&A) expense increased, both in total dollars and as a percentage of sales, in the second quarter of fiscal 2001. As a percentage of sales, SG&A expense was 12.9% and 10.0% in the second quarter of fiscal 2001 and fiscal 2000, respectively. Unusually high expenditures for legal and other professional fees were recorded in the second quarter in conjunction with the Company's recently concluded review of strategic alternatives. In addition, the Company recorded non-cash charges of $1.9 million for certain expenses related to the recently announced management change, to increase the reserve for medical benefits and workers compensation related to previously closed facilities, and to increase environmental reserves. This increase in SG&A expense was partly offset by reduced salary and benefit costs which was the result of a salaried workforce reduction implemented in the second half of fiscal 2000. There was also a favorable SG&A impact due to a net pension benefit and lower goodwill amortization from the Speedline acquisition.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in millions, except per share amounts)

The Company's pretax share of losses from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was $0.7 million in the second quarter of fiscal 2001, compared with income of $0.3 million in the second quarter of fiscal 2000. The Company's pretax share of losses from CTC was $1.6 million in the first half of fiscal 2001, compared with income of $0.4 million for the same period of fiscal 2000. CTC's results had been severely impacted by a customer's extraordinarily high, temporary demand in the second half of fiscal 2000. CTC was pushed beyond capacity and incurred higher costs associated with operating in excess of capacity to meet the customer's demand. After the demand and capacity issues subsided, there were some carryover effects in the form of higher costs and manufacturing inefficiencies in the first quarter of fiscal 2001. In the second quarter of fiscal 2001, manufacturing inefficiencies produced operating losses.

Interest expense was $3.3 million and $6.5 million for the second quarter and first half of fiscal 2001, compared with $3.5 million and $6.4 million for the same periods of fiscal 2000.

The effective tax rate was 33.0% and 32.9% for the second quarter and first half of fiscal 2001, respectively, compared with 39.3% for the same periods of fiscal 2000. The effective tax rates for 2001 reflect an increase to the provision for Italian taxes.

During 2000, as a result of a new enterprise resource planning (ERP) system implementation, the Company began capitalizing the cost of supplies and spare parts inventories, whereas previously the cost of these manufacturing supplies was expensed when purchased. Management believes this change is preferable in that it provides for a more appropriate matching of revenues and expenses. The total amount of inventory capitalized and reported as a cumulative effect of a change in accounting principle, retroactive to September 1, 1999, was $1.0 million net of taxes of $0.6 million.

Consolidated financial results for the third quarter of fiscal 2001 also are expected to show a loss, but one of lesser magnitude. The U.S. automotive industry is experiencing a major downturn in production that shows few signs of abating soon. The Company has reduced the automotive workforce by 25% and will be aggressively reducing inventory levels over the next few months. These actions will negatively impact operating performance in the second half of fiscal 2001, but will strengthen the Company's balance sheet. A Company-wide cost-reduction program aims to significantly lessen spending rates and variable costs for the balance of fiscal 2001.

Flow Control Products Net sales for the Flow Control Products segment were $33.2 million for the second quarter of fiscal 2001, compared with $36.1 million for the same period of fiscal 2000. Flow Control products, primarily copper and brass plumbing items, which mainly service plumbing wholesalers and mass merchandisers, experienced strong competitive market pricing. Combined with a slightly unfavorable product mix, these two factors reduced sales by 12.4%. This decrease was partly offset by a 4.4% increase in sales from higher volume. Operating income in the second quarter of fiscal 2001 was $2.9 million, compared with $4.8 million for the same period of fiscal 2000. The impact of the competitive market pricing issues previously discussed significantly reduced operating profit; however, the effect was partly offset by lower manufacturing and administrative spending and improved plant efficiencies.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in millions, except per share amounts)

Engineered Components Net sales for the Engineered Components segment were $89.8 million for the second quarter of fiscal 2001 compared with $113.9 million for the same period of fiscal 2000. Sales decreased by 15.6% due to a drop in volume, particularly at the Company's North American operations where the Company is coping with a major downturn in U.S. automotive production. Sales declined slightly (0.7%) as a result of unfavorable pricing and product mix. A weaker Italian lira in the second quarter of fiscal 2001 compared with the same period in fiscal 2000 further reduced sales by 4.9%. The weak demand had a severe impact on this segment as operating income decreased to a loss of $4.0 million compared with income of $1.5 million in the second quarter of 2000.


Liquidity and Capital Resources

For the first half of fiscal 2001, cash used for operations was $9.7 million compared with $23.1 million used in the first half of fiscal 2000. The non-cash benefit of depreciation, amortization, and other non-cash charges was more than offset by the net loss in fiscal 2001 and a $20.1 million increase in working capital requirements. The working capital increase primarily reflects the combination of an increase in inventory levels and other current assets and a reduction from the high level of open accounts payable at August 31, 2000, partly offset by a decrease in accounts receivable. The $1.5 million decrease in deferred liabilities primarily represents cash payments plus non-cash changes in deferred taxes.

Investing activities used cash of $15.5 million in the first half of fiscal 2001 compared with $9.5 million used in the first half of fiscal 2000. Capital spending of $12.9 million was higher than the $9.4 million spent in the prior year, primarily reflecting spending to produce future new products that have been awarded. At March 4, 2001, the Company had $12.7 million of commitments for additional capital expenditures, primarily for the Engineered Components segment. During the second quarter of fiscal 2001, the Company also advanced $2.6 million to CTC.

Financing activities provided $30.2 million in cash in the first half of fiscal 2001, compared with $34.7 million in the first half of fiscal 2000. Additional financing included a net increase of $33.2 million of long-term borrowings under the Company's revolving credit agreement. Financing activities also included dividend payments of $2.4 million. Due to financial losses, it is unlikely that the Company will be in a position to declare any future cash dividends for at least the remainder of fiscal 2001. Total debt was 56.6 % of total capital at March 4, 2001, compared with 49.3% at August 31, 2000.

Speedline also has short-term lines of credit of approximately $25.9 million, of which $13.3 million was available at January 31, 2001. The Company maintains a credit agreement (the Agreement) that provides for up to $150 million in borrowings through August 2002. Debt covenants under the Agreement require the Company to maintain certain debt-to-earnings and interest coverage ratios. Due to operating losses incurred during the second quarter, at March 4, 2001, the Company was not in compliance with the debt-to-earnings and interest coverage ratios under the

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in millions, except per share amounts)

Agreement. This has resulted in a covenant violation in the Company's Private Placement Agreement (the Senior Notes) and the Casting Technology Credit Agreement (the CTC Agreement) of which the Company has guaranteed $14.8 million. The Company can no longer borrow under the Agreement and the lenders now have a security interest in the assets of the U.S. subsidiaries and certain stock of the foreign subsidiaries. The Company has received a proposal from its lenders to provide additional borrowings under a temporary financing arrangement that will include a waiver of the covenant violations; however, a waiver has not been obtained as of April 18, 2001. As a result, the total outstanding debt due under the Agreement and the Senior Notes in the amount of $171.5 million has been classified as a current liability in the balance sheet.

The Company is presently negotiating the terms of an agreement to provide temporary financing (the Facility) through April 15, 2002. Among other things, the Facility will require the Company to grant a first priority security interest in the Company's U.S. assets, including, all real property, accounts receivable, inventory, machinery and equipment. Interest rates for borrowings under the Facility are anticipated to be prime plus 4% and interest rates for borrowings under the Agreement and Senior Notes are expected to increase to prime plus 2%. The Company estimates that the associated fees related to obtaining the Facility will be between $2.0 and $3.0 million. The Company expects that the Facility will contain an appropriate waiver of the covenant violations in the Senior Notes and the CTC Agreement. Based on current negotiations, management believes that it will be able to obtain the Facility and related waiver.

The Company has retained an investment-banking firm to assist the Company in obtaining alternative long-term financing. Although there can be no assurances that the Company will be successful, based on the Company's future outlook, its existing assets, and the Company's ability to obtain financing in the past, management believes that alternative long-term financing is available and intends to have an agreement in place prior to April 15, 2002. If such financing is not available, the Company may need to reevaluate its operating plans. If the Company had been successful in negotiating alternative long-term financing as of March 4, 2001, the current portion of debt would have been $2.6 million.

The Company believes that with the effective management of its working capital resources, with the funds expected to be generated from operations, and with the ability to obtain temporary financing, the Company will meet its short-term operating needs. However, the Company must obtain alternative long-term financing to adequately fund its long-term capital needs and pursue attractive growth prospects.


Contingencies

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At March 4, 2001, the Company's accrued undiscounted reserve for environmental liabilities was $2.2 million.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in millions, except per share amounts)

Based upon the contracts and agreements with regards to two environmental matters, the Company believes it is entitled to indemnity for remediation costs at two sites and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded receivables of $1.1 million at March 4, 2001 related to anticipated recoveries from third parties. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.

Increasingly, major automotive industry companies are withholding partial payment for goods received. Often, this is a negotiating tactic for costs incurred by the customer in which the customer believes that the supplier should participate. Generally, payment is received, however, only after a significant time period has passed. At March 4, 2001, the Company has $ 2.0 million and CTC has $1.9 million of accounts receivable being withheld pending final resolution of various issues. The Company or CTC have not recorded a reserve against these receivables. The amount of any needed reserve cannot be determined at this time.

Impact of Recently Issued Accounting Standards

Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and be measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. Special accounting allows for gains or losses on qualifying derivatives to offset gains or losses on the hedged item in the statement of income and requires formal documentation of the effectiveness of transactions that receive hedge accounting. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

                          AMCAST INDUSTRIAL CORPORATION


Item 3 Quantitative and Qualitative Disclosures About Market Risk
-----------------------------------------------------------------

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

a) The annual meeting of shareholders of Amcast Industrial Corporation was held on December 20, 2000.

b) At the annual meeting,  shareholders  voted on and approved two proposals and
defeated  one  proposal.   Those  proposals  are  stated  below,  together  with
information concerning the votes cast.

1. Election of three directors to serve for a term of three years. Directors elected were Peter H. Forster, Leo W. Ladehoff, and Bernard G. Rethore.

                           Peter H.      Leo W.     Bernard G.
                           Forster      Ladehoff     Rethore
                          ---------    ---------    ----------
     Shares For           6,708,672    6,683,682     6,709,955
     Shares Withheld        908,264      933,254       906,981
                          ---------    ---------    ----------
     Total                7,616,936    7,616,936     7,616,936


Directors continuing in office until the 2001 annual meeting include Walter E. Blankley, William G. Roth, and Byron O. Pond, Jr. Directors continuing in office until the 2002 annual meeting include James K. Baker and R. William Van Sant.


2. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 2001.

     Shares For           7,500,157
     Shares Against          69,408
     Shares Abstain          47,371
                          ---------
     Total                7,616,936

3. Defeat of shareholder proposal to urge the Amcast Industrial Corporation Board of Directors to arrange for the prompt sale of the Company to the highest bidder.

     Shares For           1,444,673
     Shares Against       4,532,396
     Shares Abstain         117,607
                          ---------
     Total                6,094,676

                         AMCAST INDUSTRIAL CORPORATION

Item 5 - Other Information
--------------------------

On April 3, 2001, the Company accepted the resignation of Douglas D. Watts, Vice President, Finance. Francis J. Drew was named Vice President, Finance and Chief Financial Officer.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits

10.1 Executive Employment Agreement between Amcast Industrial Corporation and Byron Pond, effective February 15, 2001.

10.2 Consulting Agreement between Amcast Industrial Corporation and Leo W. Ladehoff, effective February 15, 2001.



b) Reports on Form 8-K:

A Current Report on Form 8-K with an event date of February 14, 2001 was filed by the Company on February 15, 2001 to report the resignation of John H. Shuey, the Company's Chairman, President, and Chief Executive Officer. Leo W. Ladehoff, who served as Chairman, President, and CEO of the Company from 1978 to 1995 was elected non-executive Chairman. Byron O. Pond, Jr., retired Chairman and CEO of Arvin Industries, was named President and CEO of the Company.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMCAST INDUSTRIAL CORPORATION
                                     -----------------------------
                                     (Registrant Company)




Date: April 18, 2001                 By: /S/ Byron O. Pond Jr.
      --------------                     --------------------------------
                                     Byron O. Pond Jr.
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date: April 18, 2001                 By: /S/ Francis J. Drew
      --------------                     ---------------------------------
                                     Francis J. Drew
                                     Vice President, Finance and Chief Financial
                                     Officer
                                     (Principal Financial Officer)


Date: April 18, 2001                 By: /S/ Mark D. Mishler
      --------------                     ---------------------------------
                                     Mark D. Mishler
                                     Corporate Controller
                                     (Principal Accounting Officer)