Form 10-Q
period 2001-06-03
AMCAST INDUSTRIAL CORP
filed 2001-07-18
CIK 27425

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


    (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  --------
                              SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 3, 2001                Commission File Number 1-9967
                                                                         ------



              A M C A S T  I N D U S T R I A L  C O R P O R A T I O N
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Ohio                                          31-0258080
---------------------------------                        -----------------
    (State of Incorporation)                             (I.R.S. Employer
                                                         Identification No.)

7887 Washington Village Drive, Dayton, Ohio                45459
--------------------------------------------------       ----------
(Address of principal executive offices)                 (Zip Code)



                                 (937) 291-7000
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




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

Number of Common Shares outstanding, no par value, as of June 3, 2001 - 8,576,740 shares.

                         AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 3, 2001

                                    I N D E X




PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           -----

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial               3
                 Condition - June 3, 2001 and August 31, 2000

                 Consolidated Condensed Statements of Income -                4
                 for the Quarter and Nine Months Ended June 3, 2001 and May 28, 2000.

                 Consolidated Condensed Statements of Retained Earnings -     4
                 for the Quarter and Nine Months Ended June 3, 2001 and May 28, 2000.

                 Consolidated Condensed Statements of Cash Flows -            5
                 for the Nine Months Ended June 3, 2001
                 and May 28, 2000.

                 Notes to Consolidated Condensed Financial Statements      6-14

       Item 2 -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      15-22

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk   23

PART II - OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders           23

      Item 5 - Other Information                                             23

      Item 6 - Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                                   23

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (unaudited)
                                                    June 3            August 31
                                                     2001                2000
                                                   --------           --------
ASSETS

Current Assets
    Cash and cash equivalents                      $ 11,598            $ 3,062
    Accounts receivable                              80,750             85,041
    Inventories                                      64,737             77,512
    Other current assets                             17,391             16,304
                                                   --------           --------
                 Total Current Assets               174,476            181,919

Property, Plant, and Equipment                      406,763            396,040
    Less accumulated depreciation                  (188,765)          (169,183)
                                                   --------           --------
                                                    217,998            226,857

Goodwill                                             48,694             49,707
Other Assets                                         22,678             21,903
                                                   --------           --------
                                                  $ 463,846          $ 480,386
                                                  =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Short-term debt                                 $ 9,963            $ 1,584
    Current portion of long-term debt               175,394              3,044
    Accounts payable                                 58,189             84,285
    Accrued expenses                                 39,951             38,013
                                                   --------           --------
            Total Current Liabilities               283,497            126,926

Long-Term Debt - less current portion                 1,985            147,273
Deferred Income Taxes                                23,749             31,275
Deferred Liabilities                                 23,550             18,958

Shareholders' Equity
    Preferred shares, without par value:
       Authorized - 1,000,000 shares; Issued - None       -                  -
    Common shares, at stated value
       Authorized - 15,000,000 shares
       Issued - 9,227,600 shares                      9,228              9,228
    Capital in excess of stated value                70,981             70,981
    Accumulated other comprehensive income (losses)    (136)            (1,900)
    Retained earnings                                58,627             87,287
    Cost of 650,860 and 821,996 common shares in
      treasury                                       (7,635)            (9,642)
                                                   --------           --------
                                                    131,065            155,954
                                                   --------           --------
                                                  $ 463,846          $ 480,386
                                                  =========          =========

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)


                                                          Three Months Ended                  Nine Months Ended
                                                        -----------------------            ------------------------
                                                        June 3           May 28            June 3            May 28
                                                         2001             2000              2001              2000
                                                        -------          -------            -------          -------
Consolidated Condensed Statements of Income

Net sales                                             $ 136,158        $ 163,162          $ 397,068        $ 459,250
Cost of sales                                           130,074          141,775            364,728          400,921
                                                        -------          -------            -------          -------
                                     Gross Profit         6,084           21,387             32,340           58,329
Selling, general and administrative expenses             24,374           14,349             52,419           42,958
                                                        -------          -------            -------          -------
                          Operating Income (Loss)       (18,290)           7,038            (20,079)          15,371
Equity in (income) loss of joint venture
 and other (income) and expense                             972            1,521              2,582              884
Interest expense                                          4,601            3,287             11,121            9,657
                                                        -------          -------            -------          -------
            Income (Loss) before Income Taxes and
           Cumulative Effect of Accounting Change       (23,863)           2,230            (33,782)           4,830

Income taxes                                             (4,620)             745             (7,884)           1,766
                                                        -------          -------            -------          -------
           Income (Loss) before Cumulative Effect
                             of Accounting Change       (19,243)           1,485            (25,898)           3,064

Cumulative effect of accounting change, net of tax            -                -                  -              983

                                                        -------          -------            -------          -------
                                Net Income (Loss)     $ (19,243)         $ 1,485          $ (25,898)         $ 4,047
                                                      =========          =======          =========          =======

Consolidated Condensed Statements of Retained Earnings

Beginning retained earnings                            $ 78,258         $ 87,855           $ 87,287         $ 87,796
Net income (loss)                                       (19,243)           1,485            (25,898)           4,047
Dividends                                                     -           (1,177)            (2,355)          (3,675)
Other                                                      (388)               -               (407)              (5)
                                                        -------          -------            -------          -------
                         Ending Retained Earnings      $ 58,627         $ 88,163           $ 58,627         $ 88,163
                                                       ========         ========           ========         ========

Basic Earnings per Share
Income (loss) before cumulative effect of
  accounting adjustment                                 $ (2.25)          $ 0.17            $ (3.06)          $ 0.34
Cumulative effect of accounting adjustment                    -                -                  -             0.11
                                                        -------          -------            -------          -------
Net income (loss)                                       $ (2.25)          $ 0.17            $ (3.06)          $ 0.45
                                                        =======           ======            =======           ======

Diluted Earnings per Share
Income (loss) before cumulative effect of
  accounting adjustment                                 $ (2.25)          $ 0.17            $ (3.06)          $ 0.34
Cumulative effect of accounting adjustment                    -                -                  -             0.11
                                                        -------          -------            -------          -------
Net income (loss)                                       $ (2.25)          $ 0.17            $ (3.06)          $ 0.45
                                                        =======           ======            =======           ======

Dividends declared per share                            $     -           $ 0.14             $ 0.28           $ 0.42
                                                        =======           ======             ======           ======

Dividends paid per share                                $     -           $ 0.14             $ 0.28           $ 0.28
                                                        =======           ======             ======           ======


See notes to consolidated financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (unaudited)
                                                          Nine Months Ended
                                                     ---------------------------
                                                     June 3              May 28
                                                      2001                2000
                                                   --------             -------

Operating Activities
       Net income (loss)                          $ (25,898)            $ 4,047
       Depreciation and amortization                 24,833              24,772
       Cumulative effect of accounting change             -                (983)
       Deferred liabilities                          (2,335)             (2,220)

       Changes in assets and liabilities:
             Accounts receivable                      5,675              (3,757)
             Inventories                             11,864               1,222
             Other current assets                    (7,403)                (82)
             Accounts payable                       (24,889)             (8,796)
             Accrued liabilities                      2,475               2,302
             Other                                    6,024               1,387
                                                   --------             -------
       Net Cash (Used) Provided by Operations      (9,654)             17,892

Investing Activities
       Additions to property, plant, and equipment  (17,309)            (12,909)
       Advances to joint venture                     (2,616)                  -
       Other                                            343                 162
                                                   --------             -------
          Net Cash Used by Investing Activities     (19,582)            (12,747)

Financing Activities
       Additions to long-term debt                  108,570              59,466
       Reduction in long-term debt                  (75,437)            (84,847)
       Short-term borrowings                          6,431              16,950
       Proceeds from sale leaseback                       -               6,488
       Dividends                                     (2,355)             (3,675)
       Sale (Purchase) of treasury shares             1,500              (1,255)
       Other                                            (70)             (2,302)
                                                   --------             -------
Net Cash Provided (Used) by Financing Activities     38,639              (9,175)

Effect of exchange rate changes on cash                (867)               (562)
                                                   --------             -------
Net change in cash and cash equivalents               8,536              (4,592)

Cash and cash equivalents at beginning of period      3,062               6,928
                                                   --------             -------
      Cash and Cash Equivalents at End of Period   $ 11,598             $ 2,336
                                                   ========             =======


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

Investment in Unconsolidated Affiliate

Summarized financial information for the Company's investment in CTC, accounted for by the equity method, is as follows:


                                June 3      August 31
                                 2001         2000
                               -------      ---------
Current assets                 $ 9,034      $ 11,651
Noncurrent assets               36,781        39,145
Current liabilities             35,710        28,626
Noncurrent liabilities               -        10,060

All debt was classified as current as of June 3, 2001.
See Long-Term Debt footnote.

                                Three Months Ended         Nine Months Ended
                               ---------------------      --------------------
                                June 3       May 28        June 3       May 28
                                 2001         2000          2001         2000
                               --------     --------     --------     ---------
Net sales                      $ 8,298      $ 13,501     $ 26,370     $ 39,146
Gross profit (loss)               (152)       (1,515)        (622)       1,431
Net loss                        (2,599)       (2,753)      (5,198)      (2,072)


Effective June 5, 2001, the Company purchased an additional 40% interest in CTC, its joint venture with Izumi Industries, bringing total ownership to 100%. The purchase price was approximately $4,000 of which $2,000 is payable in annual installments over the next five years. The acquistion was accounted for by the purchase method; accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. No goodwill resulted from the transaction. The pro forma effect of the acquisition on the results of operations is not material.

Accounting Change

During 2000, the Company began capitalizing the cost of supplies and spare parts inventories, whereas previously the cost of these manufacturing supplies was expensed when purchased. Management believed this change was preferable in that it provided for a more appropriate matching of revenues and expenses. The total amount of inventory capitalized and reported as a cumulative effect of a change in accounting principle, retroactive to September 1, 1999, was $983 net of taxes of $602.

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

Comprehensive Income

Comprehensive income (losses) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (losses) are:

                                Three Months Ended         Nine Months Ended
                               --------------------     ----------------------
                               June 3       May 28       June 3         May 28
                                2001         2000         2001           2000
                            -----------    --------    ---------       --------
Net income (loss)           $ (19,243)     $ 1,485     $ (25,898)      $ 4,047
Foreign currency
 translation adjustments        3,868       (4,206)        1,758        (6,151)
                            ----------    ---------    ---------      ---------
                            $ (15,375)    $ (2,721)    $ (24,140)     $ (2,104)
                            ==========    =========    ==========     =========

Inventories

The major components of inventories are:


                                       June 3            August 31
                                        2001               2000
                                      ---------         -----------
Finished products                     $ 37,237           $ 40,013
Work in process                         15,809             23,932
Raw materials and supplies              16,785             18,661
                                      ---------         -----------
                                        69,831             82,606
Less amount to reduce certain
      inventories to LIFO value          5,094              5,094
                                      ---------         -----------
                                      $ 64,737           $ 77,512
                                      =========         ===========

Long-Term Debt

The following table summarizes the Company's long-term borrowings:

                                     June 3             August 31
                                      2001                 2000
                                   ----------          -----------
Senior notes                        $ 50,000            $ 50,000
Revolving credit notes               108,394              77,510
Lines of credit                       14,200              16,200
Other debt                             3,299               3,388
Capital leases                         1,486               3,219
                                   ----------          -----------
                                     177,379             150,317
Less current portion                 175,394               3,044
                                   ----------          -----------
                                     $ 1,985            $147,273
                                   ==========          ===========


The Company maintains a credit agreement (the Prior Agreement) that provides for up to $150,000 in borrowings through August 2002. Debt covenants under the Prior Agreement require the Company to maintain certain debt-to-earnings and interest coverage ratios. Due to operating losses incurred during the second quarter, at March 4, 2001, the Company was not in compliance with the debt-to-earnings and interest coverage ratios under the Prior Agreement. This resulted in a covenant violation in the Company's Senior Note Agreement (the Senior Notes) and the Casting Technology Credit Agreement (the CTC Agreement) of which the Company had guaranteed $14,094. The lenders under the Prior Agreement, the Senior Notes, and the CTC Agreement have waived the financial covenant violations through April 15, 2002. The Company can no longer borrow additional funds under the Prior Agreement and the lenders now have a subordinated security interest in the assets of the U.S. subsidiaries and certain stock of the foreign subsidiaries. Interest rates for borrowings under the Prior Agreement increased to prime plus 2% and the Senior Notes increased to 9.09%, plus an additional 1% for payment in kind. The Company is currently establishing new financial covenants with its lenders. However, as of the date of this filing, new financial covenants have not been finalized; therefore the Company has classified the total outstanding debt due under the Prior Agreement and the Senior Notes in the amount of $172,594 as a current liability in the balance sheet.

On June 5, 2001, the Company entered into a new credit agreement (the Credit Agreement), which provides for the ability to make new borrowings initially up to $15,000, increasing in stages to a maximum of $35,000 based on the Company meeting certain conditions. The Credit Agreement matures on April 15, 2002. Among other things, the Credit Agreement requires the Company to grant a first priority security interest in the Company's U.S. assets including, all real property, accounts receivable, inventory, machinery and equipment, as well as a subordinated security interest to lenders under the Prior Agreement and Senior Notes. Interest rates for borrowings under the Credit Agreement are prime plus 4%.

In consideration for the Credit Agreement and waiver of covenant violations under the Prior Agreement and Senior Notes, the Company granted warrants to purchase 455,220 shares of the Company's common stock at a purchase price of $8.80 per share. The warrants are immediately exercisable and expire June 3, 2005. If the maturity date of the Prior Agreement is extended to September 2003, warrants for the purchase of an additional 255,000 shares will be issued.

The Senior Notes originally required periodic principal payments beginning in November 2002 through November 2005. The maturity date of the Senior Notes is now November 2003. If the maturity date of the Prior Agreement is extended to September 2003, the principal payment under the Senior Notes due November 2002, will be extended to November 2003.

The Company had retained an investment-banking firm to assist in obtaining alternative long-term, asset-based financing; however, the Company has terminated that agreement and decided to evaluate all types of financing options. Although there can be no assurances that the Company will be successful, based on the Company's future outlook, its existing assets, and the Company's ability to obtain financing in the past, management believes that long-term financing is available and it intends to have an agreement in place prior to April 15, 2002 . If such financing is not available, the Company may need to reevaluate its operating plans.

Earnings Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three- and nine-month periods ended June 3, 2001 and May 28, 2000, respectively.

                                      Three Months Ended      Nine Months Ended
                                  -----------------------   --------------------
                                      June 3     May 28      June 3       May 28
                                       2001       2000        2001         2000
                                  -----------  --------    ----------   --------
Income (loss) before cumulative
effect of accounting change        $ (19,243)   $ 1,485    $ (25,898)    $ 3,064
                                   ==========   =======    ==========    =======

Net income (loss)                  $ (19,243)   $ 1,485    $ (25,898)    $ 4,047
                                   ==========   =======    ==========    =======

Basic Earnings per Share:
Basic shares                           8,536      8,863        8,451       8,922
                                   ==========   =======    ==========    =======

Income (loss) before cumulative
effect of accounting change          $ (2.25)    $ 0.17      $ (3.06)     $ 0.34
                                   ==========   =======    ==========    =======

Net income (loss)                    $ (2.25)    $ 0.17      $ (3.06)     $ 0.45
                                   ==========   =======    ==========    =======

Diluted Earnings per Share:
Basic shares                           8,536      8,863        8,451       8,922
Stock options                              1          0            4           5
                                   ----------   -------    ----------    -------
Diluted shares                         8,537      8,863        8,455       8,927
                                   ==========   =======    ==========    =======

Income (loss) before cumulative
effect of accounting change          $ (2.25)    $ 0.17      $ (3.06)     $ 0.34
                                   ==========   =======    ==========    =======

Net income (loss)                    $ (2.25)    $ 0.17      $ (3.06)     $ 0.45
                                   ==========   =======    ==========    =======


For each of the periods presented, there were outstanding stock options excluded from the computation of diluted earnings per share because the options were antidilutive.

Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served. The Company has aggregated similar operating segments into two reportable segments: Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. At June 3, 2001 there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at August 31, 2000, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Operating information related to the Company's reportable segments is as follows:

                                         Net Sales       Operating Income (Loss)
                                    -----------------    -----------------------
                                      For the Three           For the Three
                                       Months Ended            Months Ended
                                  --------------------     --------------------
                                    June 3     May 28        June 3     May 28
                                     2001       2000          2001       2000
                                  --------    --------     --------    --------
Flow Control Products             $ 34,128    $ 38,094     $ (3,257)   $ 6,396
Engineered Components              102,030     125,068       (8,540)     2,374
Corporate                                -           -       (6,493)    (1,732)
                                  --------    --------     --------    --------
                                   136,158     163,162      (18,290)     7,038
Equity in joint venture
and other (income) expense               -           -          972      1,521
Interest expense                         -           -        4,601      3,287
                                  --------    --------     --------    --------
Total net sales and income (loss)
before taxes                     $ 136,158   $ 163,162    $ (23,863)   $ 2,230
                                  ========    ========     =========   ========

                                       Net Sales         Operating Income (Loss)
                                    -----------------    -----------------------
                                      For the Nine             For the Nine
                                      Months Ended             Months Ended
                                  --------------------     --------------------
                                    June 3     May 28        June 3     May 28
                                     2001       2000          2001       2000
                                  --------    --------     --------    --------
Flow Control Products            $ 100,267   $ 109,578      $ 4,126   $ 17,176
Engineered Components              296,801     349,672      (11,292)     4,556
Corporate                                -           -      (12,913)    (6,361)
                                  --------    --------     --------    --------
                                   397,068     459,250      (20,079)    15,371
Equity in joint venture
and other (income) expense               -           -        2,582        884
Interest expense                         -           -       11,121      9,657
                                  --------    --------     --------    --------
Total net sales and income (loss)
before taxes                       397,068   $ 459,250      (33,782)   $ 4,830
                                  ========    ========     =========   ========

Commitments and Contingencies

At June 3, 2001, the Company had capital commitments of $12,703, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are four Company-owned properties where state or federally supervised cleanups are expected. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance involving third-party owned cleanup sites, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At June 3, 2001, the Company's accrued undiscounted reserve for such contingencies was $2,307.

Based upon the contracts and agreements with regards to two environmental matters, the Company believes it is entitled to indemnity for remediation costs at two sites and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded receivables of $1,115 related to anticipated recoveries from third parties.

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

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this Report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement, include, among others: general economic conditions less favorable than expected, the ability of the Company to negotiate an extension of its waivers with its lenders, fluctuating demand in the automotive and housing industries, less favorable than expected growth in sales and profit margins in the Company's product lines, price pressures in the Company's
Engineered Components and Flow Control Products segments, effectiveness of production improvement plans, cost of raw materials, inherent uncertainties in connection with international operations and foreign currency fluctuations, and labor availability and relations at the Company and its customers. The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes thereto.

Unusual Items

In October 2000, the Company announced that it had hired financial advisors to assist the Company in exploring strategic alternatives for maximizing shareholder value. This campaign included evaluating the possible sale of the business, various business combinations, and several break-up scenarios. After careful consideration, in early March 2001, the Company's Board of Directors reached a decision that, even in the currently weakened market environment, a stronger pursuit of the Company's fundamental strategy would, over the long term, better serve the shareholders and concluded the review of strategic alternatives. At the same time, the Company's Board of Directors made several senior management changes to provide the leadership needed to move the Company forward.

In the second quarter of fiscal 2001, the Company had unusually high expenditures for legal and other professional fees in conjunction with the recently concluded strategic alternative review. In addition, the Company recorded charges of $1.9 million for certain expenses related to the recent management change, to increase the reserve for medical benefits and workers compensation related to previously closed facilities, and to increase environmental reserves. These unusual items totaled $3.0 million ($1.9 million, net of tax).

Due to operating losses incurred during the second quarter, at March 4, 2001, the Company was not in compliance with certain financial covenants under its credit agreement (the Prior Agreement). This resulted in a covenant violation in the Company's Senior Note Agreement (the Senior Notes) and the Casting
Technology Credit Agreement (the CTC Agreement) of which the Company had guaranteed $14.1 million. As more fully discussed under "Liquidity and Capital Resources", the Company has entered into a new credit agreement (the Credit Agreement), and at the same time, received waivers of the covenant violations under the Prior Agreement, Senior Notes, and the CTC Agreement through April 15, 2002. However, the Company incurred and will continue to incur significant costs related to obtaining the Credit Agreement and the waivers.

In the third quarter of fiscal 2001, management of the Company initiated a strategic review of the Company in light of its weak markets and relatively poor operating performance. As a result, management decided to dispose of certain under-utilized machinery, tooling and equipment, to scrap certain slow moving inventories, and to increase the allowance for doubtful and disputed receivables. In addition to establishing reserves for these items, the unusual items also included recent expenses associated with the Company's new financing, increases in workers compensation and certain other reserves for previously closed facilities, and other accrual adjustments. Additionally, in compliance with Statement of Financial Accounting Standards (SFAS) No. 109., the Company established a valuation allowance against foreign net operating loss carryforwards. These unusual items totaled $18.6 million ($12.8 million, net of tax). The Company's share of its joint venture, Casting Technology Company's , unusual charges was $1.3 million ($0.8 million, net of tax). Management expects to conclude its strategic review during the fourth quarter of fiscal 2001. The Company estimates that there will be additional unusual items recorded in the fourth quarter that are less than half of the charges taken during the third quarter.


Results of Operations

Consolidated net sales decreased by 16.5% to $136.2 million in the third quarter of fiscal 2001 compared with $163.2 million in the third quarter of fiscal 2000. The following table shows the components of the decrease in consolidated net sales:

     Volume                                         (14.2%)
     Price and product mix                           (0.6%)
     Foreign currency exchange rates                 (1.7%)
                                                  ------------
                                                    (16.5%)
                                                  ============


During the third quarter of fiscal 2001, the continuing decline in automotive production in North America and competitive market pricing in the Flow Control Products segment negatively impacted the Company's financial results. Weak sales are attributed primarily to low vehicle build in the Company's major North American market and lower sales volume by the Company's European operation. The vehicle build in North America was down 9% year over year during the third quarter while vehicle sales were down 5% during this same period. North American vehicle sales have now been below the prior year for eight consecutive months. Unfavorable pricing and product mix primarily reflects the continuation of competitive market pricing issues encountered by the Flow Control business. A weaker Italian lira also caused a decrease in sales. By segment, Engineered Components sales decreased by 18.5% compared with the third quarter of fiscal 2000, while Flow Control Products sales decreased by 10.5%.

For the first nine months of fiscal 2001, consolidated net sales decreased by 13.5% to $397.1 million compared with $459.3 million in the first nine months of fiscal 2000. The following table shows the components of the decrease in consolidated net sales.

     Volume                                          (9.8%)
     Price and product mix                           (0.2%)
     Foreign currency exchange rates                 (3.5%)
                                                  ------------
                                                    (13.5%)
                                                  ============

Demand for the Company's copper plumbing fittings and North American automotive products remained near prior-year levels in the first quarter of fiscal 2001. However, auto manufacturer's new model launch delays in Europe and competitive market pricing in the second quarter, plus declining automotive production in North America during the last six months of fiscal 2001, negatively impacted the Company's year-to-date financial results. In the second quarter, the Company faced a slowness in construction markets and began to face weak market demand in the automotive industry that continued into the third quarter. As previously mentioned, North American vehicle sales have now been below the prior year for eight consecutive months. The unfavorable pricing encountered in the last six months by the Flow Control Products segment negated the favorable impact from a better product mix, primarily at the Company's European operations. A weaker
Italian lira also caused a decrease in year-to-date sales. By segment, Engineered Components sales decreased by 15.1% compared with the first nine months of fiscal 2000, while Flow Control Products sales decreased by 8.5%.

Gross profit for the third quarter of fiscal 2001 decreased by 71.6% to $6.1 million, while gross profit for the first nine months of fiscal 2001 fell by 44.6% to $32.3 million. As a percentage of sales, gross profit was 4.5% for the third quarter and 8.1% for the first nine months of fiscal 2001. The Company's decision to scrap certain slow moving inventories resulted in unusual items of $4.7 million for inventory write-offs that were recorded in the third quarter of fiscal 2001 and reflected in gross profit. Excluding the unusual items, the gross profit percentage was 7.9% and 9.3% for the third quarter and first nine months of fiscal 2001, compared with 13.1% and 12.7% for the same periods of 2000. In the Flow Control Products segment, pricing issues were the primary reason for the decrease in gross profit while significantly lower sales volume and a weaker Italian lira led to the decrease in gross profit in the Engineered Components segment. Gross profit of businesses in both segments also suffered from higher energy costs.

Selling, general and administrative (SG&A) expense increased, both in total dollars and as a percentage of sales, in the third quarter of fiscal 2001. Unusual items recorded in fiscal 2001 in SG&A expense totaled $10.8 million in the third quarter and $13.8 million year-to-date. As a percentage of sales, SG&A expense was 17.9% for the third quarter and 13.2 % for the first nine months of fiscal 2001. Excluding the unusual items, SG&A expense was 10.0% and 9.7% for the third quarter and first nine months of fiscal 2001, compared with 8.8% and 9.4% for the same periods of 2000.

The Company's pretax share of losses from Casting Technology Company (CTC), the Company's joint venture with Izumi Industries, was $1.6 million in the third quarter of fiscal 2001, compared with a loss of $1.7 million in the third quarter of fiscal 2000. The Company's pretax share of losses from CTC was $3.1 million in the first nine months of fiscal 2001, compared with $1.2 million for the same period of fiscal 2000. As previously mentioned, CTC recorded unusual items in the third quarter, primarily to increase the allowance for doubtful and disputed recievables and to write down inventory and tooling. The Company's share of CTC's unusual items in the third quarter was $1.3 million; excluding these unusual items, the Company's share of CTC losses was $0.3 million. CTC's results had been severely impacted by a customer's extraordinarily high, temporary demand in the second half of fiscal 2000. CTC was pushed beyond capacity and incurred higher costs associated with operating in excess of capacity to meet the customer's demand. After the demand and capacity issues subsided, there were some carryover effects in the form of higher costs and manufacturing inefficiencies in the first quarter of fiscal 2001. In the second quarter of fiscal 2001, manufacturing inefficiencies produced operating losses.

Effective June 5, 2001, the Company purchased an additional 40% interest in CTC bringing total ownership to 100%. The purchase price was approximately $4.0 million of which $2.0 million is payable in annual installments over the next five years. The acquisition was accounted for by the purchase method; accordingly, the cost of the acquistion was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. No goodwill resulted from the transaction.

Interest expense was $4.6 million and $11.1 million for the third quarter and first nine months of fiscal 2001, compared with $3.3 million and $9.7 million for the same periods of fiscal 2000. As further discussed, under "Liquidity and Capital Resources" interest rates on the Company's borrowings under the Agreement and senior notes increased in the third quarter of fiscal 2001. The Company will continue with a substantial interest burden until lower-cost financing can be put in place.

The effective tax rate was 19.4% and 23.3% for the third quarter and first nine months of fiscal 2001, respectively, compared with 33.4% and 36.6% for the same periods of fiscal 2000. The tax rate recorded for fiscal 2001 represents an income tax benefit, whereas the tax rate recorded for fiscal 2000 represents an income tax expense. The decrease in the effective tax rate for fiscal 2001 was caused primarily by the requirement to establish a valuation allowance against foreign net operating losses pursuant to SFAS No. 109. This resulted in a $3.0 million increase in income tax expense during the third quarter. In addition, the Company's income tax provision includes a year-to-date expense of $1.6 million for the Italian IRAP tax. The Italian IRAP tax has an adverse impact on the Company's effective tax rate as it is calculated on a tax base that does not permit a deduction for certain expenses such as salaries and wages. The result is a positive tax base for purposes of computing the Italian IRAP tax even though the Company is in a loss position.

During 2000, the Company began capitalizing the cost of supplies and spare parts inventories, whereas previously the cost of these manufacturing supplies was expensed when purchased. Management believed this change was preferable in that it provided for a more appropriate matching of revenues and expenses. The total amount of inventory capitalized and reported as a cumulative effect of a change in accounting principle, retroactive to September 1, 1999, was $1.0 million net of taxes of $0.6 million.

Flow Control Products Net sales for the Flow Control Products segment were $34.1 million for the third quarter of fiscal 2001 compared with $38.1 million for the same period of fiscal 2000. Flow Control products, primarily copper and brass plumbing items which mainly service plumbing wholesalers and mass merchandisers, continued to experience strong competitive market pricing. Combined with a unfavorable product mix, these two factors reduced sales by 12.6%. This decrease was partly offset by a 2.1% increase in sales from higher volume. The Flow Control Products segment recorded $5.2 million of unusual items, primarily to scrap certain slow moving inventories, that produced a $3.3 million operating loss in the third quarter of fiscal 2001. Excluding the unusual items, Flow Control Products had operating income of $1.9 million compared with $6.4 million for the same period of fiscal 2000. The impact of the competitive market pricing issues previously discussed and an unfavorable product mix significantly reduced operating profit.

Engineered Components Net sales for the Engineered Components segment were $102.0 million for the third quarter of fiscal 2001 compared with $125.1 million for the same period of fiscal 2000. Sales decreased by 19.1% due to a drop in volume, particularly at the Company's North American operations where the Company is coping with a major downturn in U.S. automotive production. The positive impact of a favorable product mix was offset by a weaker Italian lira in the third quarter of fiscal 2001 compared with the same period in fiscal 2000. The Engineered Components segment recorded $6.1 million of unusual items, primarily to dispose of certain under-utilized machinery, tooling, and equipment and to increase the allowance for doubtful and disputed receivables. This resulted in an $8.6 million operating loss in the third quarter of fiscal 2001. Excluding the unusual items, Engineered Components segment had an operating loss of $2.5 million compared with operating income of $2.4 million for the same period of fiscal 2000. The decline in operating income is attributable to the weak demand and manufacturing inefficiencies.

Liquidity and Capital Resources

For the first nine months of fiscal 2001, cash used for operations was $9.7 million compared with $17.9 million provided in the first nine months of fiscal 2000. The non-cash benefit of depreciation, amortization, and other non-cash charges was more than offset by the net loss in fiscal 2001 and a $6.3 million increase in working capital requirements. The focus of the Company continues to be working capital management to generate cash from collecting accounts receivables and reducing inventories. While these efforts provided $17.5 million of cash, a significant amount of cash was used to reduce accounts payable from the high level outstanding at August 31, 2000. A $2.3 million decrease in deferred liabilities primarily represents non-cash reductions in deferred taxes.

Investing activities used cash of $19.6 million in the first nine months of fiscal 2001 compared with $12.7 million used in the first nine months of fiscal 2000. Capital spending of $17.3 million was higher than the $12.9 million spent in the prior year, primarily reflecting spending to produce future new products that have been awarded. At June 3, 2001, the Company had $12.7 million of commitments for additional capital expenditures, primarily for the Engineered Components segment. During the second quarter of fiscal 2001, the Company also advanced $2.6 million to CTC.

Financing activities provided $38.6 million in cash in the first nine months of fiscal 2001, compared with $9.2 million used in the first nine months of fiscal 2000. Additional financing included a net increase of $33.2 million of long-term borrowings under the Company's Prior Agreement and $6.4 million borrowed under lines of credit. Financing activities also included $1.5 million received from the sale of treasury shares and $2.4 million used for the payment of dividends. Due to financial losses, it is unlikely that the Company will be in a position to declare any future cash dividends for at least the remainder of fiscal 2001. Total debt was 58.8 % of total capital at June 3, 2001, compared with 49.3% at August 31, 2000.

Speedline has short-term lines of credit of approximately $17.6 million, of which $11.9 million was available at April 30, 2001. The Company maintains a Prior Agreement that provides for up to $150 in borrowings through August 2002. Debt covenants under the Prior Agreement require the Company to maintain certain debt-to-earnings and interest coverage ratios. Due to operating losses incurred during the second quarter, at March 4, 2001, the Company was not in compliance with the debt-to-earnings and interest coverage ratios under the Prior Agreement. This resulted in a covenant violation in the Company's Senior Notes and the CTC Agreement of which the Company had guaranteed $14.1 million. The lenders under the Prior Agreement, the Senior Notes, and the CTC Agreement have waived the financial covenant violations through April 15, 2002. The Company can no longer borrow additional funds under the Prior Agreement and the lenders now have a subordinated security interest in the assets of the U.S. subsidiaries and certain stock of the foreign subsidiaries. Interest rates for borrowings under the Prior Agreement increased to prime plus 2% and the Senior Notes increased to 9.09%, plus an additional 1% for payment in kind. The Company is currently establishing new financial covenants with its lenders. However, as of the date of this filing, new financial covenants have not been finalized; therefore the Company has classified the total outstanding debt due under the Agreement and the Senior Notes in the amount of $172.6 million as a current liability in the balance sheet.

On June 5, 2001, the Company entered into the Credit Agreement, which provides for the ability to make new borrowings initially up to $15 million, increasing in stages to a maximum of $35 million based on the Company meeting certain conditions. The Credit Agreement matures on April 15, 2002. Among other things, the Credit Agreement requires the Company to grant a first priority security interest in the Company's U.S. assets including, all real property, accounts receivable, inventory, machinery and equipment, as well as a subordinated security interest to lenders under the Prior Agreement and Senior Notes. Interest rates for borrowings under the Credit Agreement are prime plus 4%.

In consideration for the Credit Agreement and waiver of covenant violations under the Prior Agreement and Senior Notes, the Company granted warrants to purchase 455,220 shares of the Company's common stock at a purchase price of $8.80 per share. The warrants are immediately exercisable and expire June 3, 2005. If the maturity date of the Prior Agreement is extended to September 2003, warrants for the purchase of an additional 255,000 shares will be issued. The Company estimates that the associated fees and expenses related to obtaining the Credit Agreement, including the warrants, will be between $5.0 million and $6.0 million and will be expensed primarily in the third and fourth quarters of fiscal 2001.

The Senior Notes originally required periodic principal payments beginning in November 2002 through November 2005. The maturity date of the Senior Notes is now November 2003. If the maturity date of the Prior Agreement is extended to September 2003, the principal payment under the Senior Notes due November 2002, will be extended to November 2003.

The Company had retained an investment-banking firm to assist in obtaining alternative long-term, asset-based financing; however, the Company has terminated that agreement and decided to evaluate all types of financing options available. Although there can be no assurances that the Company will be successful, based on the Company's future outlook, its existing assets, and the Company's ability to obtain financing in the past, management believes that long-term financing is available and it intends to have an agreement in place prior to April 15, 2002 . If such financing is not available, the Company may need to reevaluate its operating plans.

The Company believes that with effective working capital management, the funds expected to be generated from operations, and the new Credit Agreement, the Company will meet its short-term operating needs. However, the Company must obtain alternative long-term financing to meet its debt repayment requirements, to adequately fund its long-term capital needs, and to pursue attractive growth prospects.

Contingencies

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated condensed financial statements. At June 3, 2001, the Company's accrued undiscounted reserve for environmental liabilities was $2.3 million.

Based upon the contracts and agreements with regards to two environmental matters, the Company believes it is entitled to indemnity for remediation costs at two sites and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company recorded receivables of $1.1 million related to anticipated recoveries from third parties. The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition or results of operation. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with the disposition of any of its property.


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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

Item 5 - Other Information

    None

Item 6 - Exhibits and Reports on Form 8-K

a)       Exhibits

10.1 Stock Purchase Agreement between Amcast Industrial Corporation and Izumi Industries, LTD dated May 31, 2001.

b)  Reports on Form 8-K:

    None
                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMCAST INDUSTRIAL CORPORATION
                                        -----------------------------
                                        (Registrant Company)


Date: April 18, 2001                    By: /s/ Byron O. Pond Jr.
      --------------                        ---------------------------------
                                        Byron O. Pond Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: April 18, 2001                    By: /s/ Francis J. Drew
      --------------                    -----------------------------------
                                        Francis J. Drew
                                        Vice President, Finance and Chief
                                           Financial Officer
                                        (Principal Financial Officer)

Date: April 18, 2001                    By: /s/ Mark D. Mishler
      --------------                        -----------------------------------
                                        Mark D. Mishler
                                        Corporate Controller
                                        (Principal Accounting Officer)