Form 10-K
period 2001-08-31
AMCAST INDUSTRIAL CORP
filed 2001-11-13
CIK 27425

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001         Commission file number 1-9967

                          AMCAST INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             OHIO                               31-0258080
     --------------------                  --------------------
   (State of Incorporation)           (I.R.S. employer identification no.)

      7887 Washington Village Drive, Dayton, Ohio            45459
    -----------------------------------------------        ---------
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

     Aggregate   market  value  of  common  shares,   no  par  value,   held  by
non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of October 22, 2001--$46,727,205.

     Number of common shares outstanding, no par value, as of October 22, 2001-- 8,576,740 shares.

                       Documents Incorporated by Reference

     Part   III--Portions   of  Proxy   Statement  for  the  Annual  Meeting  of
Shareholders to be held on December 19, 2001, scheduled to be filed November 14, 2001.

                          Amcast Industrial Corporation

                                Table of Contents





                                                                        Page
                                                                       ------

Item     1.    Business                                                   3

Item     2.    Properties                                                 6

Item     3.    Legal Proceedings                                          7

Item     4.    Submission of Matters to a Vote of Security Holders        7
                  Executive Officers of Registrant                        8

Item     5.    Market for Registrant's Common Equity and
                    Related Stockholder Matters                           9

Item     6.    Selected Financial Data                                   10

Item     7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation                   10

Item     8.    Financial Statements and Supplementary Data               19

Item     9.    Changes in and Disagreements with Accountants             40

Item     10.    Directors and Executive Officers of the Registrant       40

Item     11.    Executive Compensation                                   40

Item     12.    Security Ownership of Certain Beneficial
                     Owners and Management                               40

Item     13.    Certain Relationships and Related Transactions           40

Item     14.    Exhibits, Financial Statement Schedules and
                    Reports on Form 10-K                                 40

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

During fiscal 1998, the Company acquired Lee Brass Company, located in Anniston, Alabama; ceased operations at Flagg Brass, Inc., located in Stowe, Pennsylvania; and during fiscal 1999, sold Superior Valve Company, located in Washington, Pennsylvania. See further discussion in "Flow Control Products" below. During fiscal 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. and its subsidiaries (Speedline), a major European manufacturer located in Italy, and during fiscal 1998, sold Amcast Precision Products Inc. in Rancho Cucamonga, California. During fiscal 2001, the Company purchased the remaining 40% share in Casting Technology Company (CTC), from Izumi Industries, LTD, bringing total ownership to 100%. See further discussion in "Engineered Components" below.

The Company  operates in two business  segments -- (1) Flow Control Products and
(2) Engineered Components. Information concerning the net sales, operating profit, and identifiable assets of each segment and sales by product category for years 1999 through 2001 appears under "Business Segments" in the Notes to Consolidated Financial Statements, pages 37-38 herein. Domestic export sales were $15.5 million, $16.1 million, and $18.0 million in fiscal 2001, 2000, and 1999, respectively.

FLOW CONTROL PRODUCTS

The Flow Control Products segment (Flow Control) includes the businesses of Elkhart Products Corporation (Elkhart), Elkhart Industrial (Geneva), Lee Brass Company (Lee Brass), and Amcast Industrial Ltd. Elkhart produces a complete line of wrot copper fittings for use in residential, commercial, and industrial construction and markets brass pipe fittings and cast and fabricated metal products for sale to original equipment manufacturers in the transportation, construction, air conditioning and refrigeration industries. Geneva custom fabricates copper and aluminum tubular parts. Lee Brass manufactures cast brass products for residential, commercial, and industrial plumbing systems as well as specific cast brass components unique to the application of original equipment manufacturers. Amcast Industrial Ltd. is the Canadian marketing channel for the Company's Flow Control segment manufacturing units.

The Flow Control Products segment is a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets. These products are sold through distributors and wholesalers. Shipments are primarily made by truck from Company locations directly to customers. The competition is comprised of a number of manufacturers of parts for air conditioning, refrigeration, and plumbing systems. The Company believes that competition in this segment is based on a number of factors including product quality, service, delivery, and value.

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

On October 16, 1998, the Company sold Superior Valve Company. This business, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets.

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

See Properties at Item 2 of this report for information on the Company's facilities that operate in this segment.

ENGINEERED COMPONENTS

The Engineered Components segment produces cast and fabricated metal products principally for sale to original equipment manufacturers and tier-one suppliers in the automotive industry. The Company's manufacturing processes involve the melting of raw materials for casting into metal products having the configuration, flexibility, strength, weight, and finish required for the customer's end use. The Company manufactures products on a high-volume and specialized basis and its metal capabilities include aluminum and magnesium. Products manufactured by the North American operations of this segment include aluminum castings for suspension, air conditioning and anti-lock braking systems, master cylinders, differential carriers, brake calipers and cast aluminum wheels for use on automobiles and light trucks. Delivery is mostly by truck from Amcast locations directly to customers. Principal products manufactured by Speedline, in Italy, include aluminum wheels for passenger cars and trucks. Speedline also manufactures aluminum and magnesium racing wheels, aftermarket wheels, modular wheels, and hubcaps.

The Engineered Components segment is not solely dependent on a single customer; however, a significant portion of the Engineered Components business is directly or indirectly dependent on the automobile manufacturing industry. The Company's net sales to various divisions of General Motors Corporation were $127.3 million, $157.1 million, and $136.5 million for fiscal 2001, 2000, and 1999, respectively. No other customer accounted for more than 10% of consolidated sales.

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

There are approximately 25 competitors in the aluminum automotive component business serving the North American market. Principal competitors include Alcoa; Hayes Lemmerz International, Inc.; Stahl Specialty Company, a subsidiary of the Budd Co.; Contech, a subsidiary of SPX Corporation; and Citation Corporation; some of which have significantly greater financial resources than the Company.

There are approximately 18 producers of aluminum wheels that service the North American market. The largest of these are Superior Industries International, Inc. and Hayes Lemmerz International, Inc. The next tier of suppliers includes the Company, Alcoa, and Enkei America Inc. Some of the Company's competitors in the aluminum wheel business have significantly greater financial resources than the Company.

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

Effective March 30, 1998, the Company sold Amcast Precision Products Inc. (Precision), its Rancho Cucamonga, California casting operation. Precision produced ferrous and nonferrous castings for the aerospace industry. This was Amcast's only operation in the aerospace industry.

See Properties at Item 2 of this report for information on the Company's facilities that operate in this segment.

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

Aluminum and copper are basic commodities traded in international markets. Changes in aluminum, copper, and brass costs are generally passed through to the customer. In North America, changes in the cost of aluminum are currently passed through to the customer based on various formulas as is the custom in the automotive industry sector the Company serves. In Europe, changes in the cost of aluminum are currently passed through to approximately two-thirds of the customers based upon various formulas and through negotiated contracts with the remaining customers. Copper and brass cost increases and decreases are generally passed through to the customer in the form of price changes as permitted by prevailing market conditions. The Company is unable to project whether these costs will increase or decrease in the future. The Company's ability to pass through any increased costs to the customer in the future will be determined by market conditions at that time.

The Company owns a number of patents and patent applications relating to the design of its products. While the Company considers that in the aggregate these patents are important to operations, it believes that the successful manufacture and sale of its products generally depend more on the Company's technological know-how and manufacturing skills.

Capital expenditures related to compliance with federal, state, and local environmental protection regulations for fiscal 2002 and 2003 are not expected to be material. Management believes that operating costs related to environmental protection will not have a materially adverse effect on future earnings or the Company's competitive position in the industry.

The Company employed approximately 4,000, 4,530, and 4,960 associates at August 31, 2001, 2000, and 1999, respectively.

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

ITEM 2 - PROPERTIES

The following table provides certain information relating to the Company's principal facilities as of October 22, 2001:

                                 SQUARE
          FACILITY               FOOTAGE                USE
    ------------------           -------        --------------------

Flow Control Products Segment
-----------------------------

Elkhart, Indiana                 222,000    Copper fittings manufacturing plant,
                                            warehouse, storage,sales and general
                                            offices

Fayetteville, Arkansas           107,800    Copper fittings manufacturing plant

Burlington, Ontario, Canada        7,723    Distribution warehouse and  branch
                                            sales office for Flow Control
                                            Products

Anniston, Alabama                425,000    Brass foundry, machining, warehouse
                                            and distribution

Geneva, Indiana                  106,153    Custom fabricated copper and
                                            aluminum Tubular products
                                            manufacturing plant

Engineered Components Segment
-----------------------------

Cedarburg, Wisconsin             149,000    High-volume, aluminum alloy
                                            permanent-mold foundry

Richmond, Indiana                 97,300    High-volume, aluminum alloy
                                            permanent-mold foundry

Franklin, Indiana                183,167    High-volume aluminum, high-pressure
                                            squeeze casting foundry

Fremont, Indiana                 144,500    Cast and machined aluminum
                                            automotive wheel plant

Gas City, Indiana                196,000    Cast and machined aluminum
                                            automotive wheels plant

Wapakoneta, Ohio                 206,000    Cast and assembled aluminum
                                            suspension components plant

Detroit, Michigan                 34,000    Automotive prototype processing and
                                            parts storage for the Fremont plant
                                            and Southfield office

Southfield, Michigan              10,975    Automotive component sales, product
                                            development, and engineering center
                                            offices

Tabina S. Maria di Sala, Italy   257,142    Aluminum passenger car wheels,
                                            aluminum and magnesium wheels for
                                            OEM racing and aftermarket plant

                                 SQUARE
          FACILITY               FOOTAGE                USE
    ------------------           -------        --------------------

Caselle S. Maria di Sala, Italy    56,855    Light-alloy wheels, aluminum and
                                             magnesium wheels for OEM racing and
                                             aftermarket plant

Bolzano, Italy                    138,244    Aluminum car wheels, truck aluminum
                                             wheels plant

Riese Pio X (TV), Italy            24,291    Aluminum passenger car wheels plant


Corporate
----------

Dayton, Ohio                       16,281    Executive and general offices



The land and building in Burlington, Ontario, are leased under a five-year lease expiring in 2006. The land in Richmond and Gas City, Indiana, is leased under 99-year leases, expiring in 2091. The Corporate offices are being leased for five years expiring in 2003. The Amcast Automotive offices in Southfield, Michigan, are being leased for five years expiring in the year 2004, with an option for a five-year renewal. The Amcast Automotive and Fremont plant storage building in Detroit, Michigan is leased until 2004, with an option for a three-year renewal. Five buildings used by Speedline S.r.l. are leased. Three of the leased buildings are located in Tabina S. Maria di Sala, Italy. One building of 13,002 square feet and one building of 37,221 square feet are both leased until 2003 and the third building of 21,670 square feet is leased until 2002, with an option for a six-year renewal. There are two additional leases for Speedline associates parking lots renewable from year to year thereafter. The Speedline building located in Caselle S. Maria di Sala, Italy, is leased in two portions--one is leased until 2007 and the other is leased until 2006, with an option for a six-year renewal. The land and buildings in Riese Pio X are leased until 2006. The Bolzano land is leased under a 20-year lease, expiring in 2019. All other properties are owned by the Company.

The Company's operating facilities are in good condition and are suitable for the Company's purposes. Utilization of capacity is dependent upon customer demand. During 2001, total company-wide productive capacity utilization ranged from 80% to 89% and averaged 85% of the Company's total capacity.

ITEM 3 - LEGAL PROCEEDINGS

Certain legal matters are described at "Commitments and Contingencies" in the Notes to Consolidated Financial Statements, pages 31-32 herein.

Allied Signal, Inc. (now Honeywell International) has brought a superfund private cost recovery and contribution action against the Company in the United States District Court for the Southern District of Ohio, Western Division, which is captioned Allied-Signal, Inc. V. Amcast Industrial Corporation (Case No. C-3-92-013). The action involves the Goldcamp Disposal Site in Ironton, Ohio. Honeywell International has taken the lead in remediating the site and has estimated that its total costs for the remediation may reach $30 million. Honeywell International is seeking a contribution from the Company in an amount equal to 50% of the final remediation costs. A trial in this proceeding was completed in February 1995. The trial court recently entered a "short form" opinion on the merits. The Court stated that the Company is responsible for 2% of Honeywell International's past and future clean-up costs, and that the Company is responsible for 28% of the costs that Honeywell International incurred to place a "cap" on the Goldcamp Disposal site. The Court also ordered the Company to pay pre-judgment interest. Based on the Court's action, the Company estimates that its maximum liability associated with the action is between $0.5 million and $1.5 million. The Court has not entered a "final" order and any final order could be subject to appeal. The Company believes its liability is at the low end of this range.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


EXECUTIVE OFFICERS OF REGISTRANT

Byron O. Pond, age 65, has been President and Chief Executive Officer and a director of the Company since February 2001. From 1996 to 1998, Mr. Pond served as Arvin Industries, Inc.'s Chairman and CEO and from 1993 to 1996 as President and CEO. He became Arvin's President and Chief Operating Officer in 1991.

Michael N. Powell, age 54, has been President of Amcast Flow Control Products Group, since May 1996. From April 1994 until May 1996, he was Vice President/General Manager of Superior Valve Company. Mr. Powell was President and Chief Operating Officer of Versa Technologies, Inc. in Racine, Wisconsin, from May 1991 to December 1993. Prior to that, he was Senior Vice President for Mark Controls Corporation in Skokie, Illinois.

Ronald C. DiLiddo, age 56, has been President of Amcast Automotive since October 1999. From 1998 to 1999, he was General Manager of the North American Wiper Systems and Electric Motor group of Valeo S.A. From 1996 to 1998, Mr. DiLiddo was Vice President of Operations for ITT Industries Inc.'s automotive electrical systems group and from 1994 to 1996, he was President and Chief Executive Officer of Hansford Manufacturing.

Francis J. Drew, age 56, has been Vice President-Finance and Chief Financial Officer of the Company since April 2001. From 1998 to 2001, Mr. Drew was Vice President of The Charter Group in Grand Rapids, Michigan. Prior to that, he served as Vice President and CFO for Benteler Automotive Corporation's operations in the United States.

Dean Meridew, age 47, has been Vice President of North American Wheel Division since August 1999. From August 1997 to September 1999, he was Vice President, Amcast Europe. From June 1992 to September 1997, he was Division Manager for the Company's North American wheel operations. Prior to that, Mr. Meridew was Operations Manager and Engineering Manager within the Company's North American wheel operations since January 1985.

Luciano Lenotti, age 56, has been Managing Director of Speedline since November 2000. Mr. Lenotti was General Manager at SKF Industries, a Swedish Company, from 1994 to 2000. He held the position of Vice General Manager of SKF Industries from 1987 to 1994. From 1984 to 1987 he held the position of General Manager and Managing Director of RFT as well as Vice General Manager from 1978 to 1983. From 1972 to 1978 he was in the Human Resources Department of SKF Industries.

Samuel T. Rees, age 55, has been Vice President, General Counsel and Secretary of the Company since September 2001. Since October 1992, Mr. Rees has been "of counsel" to Daar & Newman, P.C., a law firm located in Los Angeles, California. While in private practice, Mr. Rees and his law firms have represented the Company, primarily on litigation matters.

James R. Van Wert, Jr., age 43, has been Vice President, Technology since June 1997. Prior to that, Mr. Van Wert was with the Aluminum Company of America (ALCOA), in numerous capacities. His last position was Director of Technology, Forging & Casting, focusing primarily on the automotive industry.

Michael R. Higgins, age 55, has been Treasurer since January 1987.

Mark D. Mishler, age 43, has been Corporate Controller since April 1998. From April 1995 to April 1998, he was International Controller for Witco. From April 1991 to April 1995, he was a Divisional Controller for Siemens. Mr. Mishler is a Certified Public Accountant.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

       Amcast common stock is listed on the New York Stock Exchange, ticker symbol AIZ. As of August 31, 2001, there were 8,576,740 of the Company's common shares outstanding, and there were approximately 6,326 shareholders of Amcast's common stock, including shareholders of record and the Company's estimate of beneficial holders.

                                          Range of Stock
                                              Prices
                                ---------------------------------    Dividends
                                     High              Low           Per Share
                                  ---------         ---------        ---------

Fiscal 2001
       ----
               First Quarter     $  14 3/16       $   7 13/16         $ 0.14
               Second Quarter       13 5/16           8 3/4             0.14
               Third Quarter        10 1/16           8 5/8               -
               Fourth Quarter        9 1/4            8 3/16              -

Fiscal 2000
       ----
               First Quarter     $  16            $  12 3/8           $ 0.14
               Second Quarter       17               11 3/4             0.14
               Third Quarter        12 1/8            8                 0.14
               Fourth Quarter       12 1/8            8 3/16            0.14


Certain information concerning provisions affecting the payment of dividends is located at "Long-Term Debt and Credit Arrangements" in the Notes to Consolidated Financial Statements.

ITEM 6 - SELECTED DATA
($ in thousands except per share amounts)

Financial Data                                           2001         2000        1999        1998        1997
--------------                                        ---------     --------    --------    --------    --------

    Net sales                                        $ 529,373     $610,655    $588,933    $574,414    $387,051
    Operating income (loss)                            (30,390)      21,557      46,110      37,958      27,242
    Operating (loss) income percent                       (5.7)%        3.5%        7.8%        6.6%        7.0%
    Income (loss) before income taxes and
       cumulative effect of accounting change          (49,566)       5,422      31,538      22,975      20,005
    Income (loss) before cumulative effect
       of accounting change                            (37,131)       3,364      19,317      16,765      12,983
    Net income (loss)                                  (37,131)       4,347      19,317       8,177      12,983
    Working capital                                     18,688       54,993      68,955      86,929      26,260
    Total assets                                       458,690      480,386     533,486     563,450     508,918
    Long-term debt                                     170,296      147,273     174,061     217,199     145,304

Per Common Share Data
---------------------                                 ---------     --------    --------    --------    --------
    Income (loss) before cumulative effect
       of accounting change - basic                  $   (4.38)    $   0.38    $   2.11    $   1.82    $   1.50
    Net income (loss) - basic                        $   (4.38)    $   0.49    $   2.11    $   0.89    $   1.50
    Weighted average number of common
       shares outstanding - basic (in thousands)         8,482        8,788       9,144       9,200       8,674

    Income (loss) before cumulative effect
       of accounting change - diluted                $   (4.38)    $   0.38    $   2.11    $   1.81    $   1.48
    Net income (loss) - diluted                      $   (4.38)    $   0.49    $   2.11    $   0.88    $   1.48
    Weighted average number of common
       shares outstanding - diluted (in thousands)       8,482        8,792       9,162       9,250       8,754

    Dividends declared                               $    0.28     $   0.56    $   0.56    $   0.56    $   0.56
    Book value                                       $   13.47     $  18.55    $  19.07    $  17.47    $  17.24

Statistical Data
----------------                                      ---------     --------    --------    --------    --------
    Current ratio                                          1.1          1.4         1.5         1.6         1.1
    Long-term debt as a percent of capital                59.6%        48.6%       50.5%       57.5%       47.9%
    Number of associates                                 4,000        4,530       4,960       4,500       4,040



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         ($ in thousands except per share amounts)

Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this Report, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting, or estimating Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties and actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement, include, among others: general economic conditions less favorable than expected, the ability of the Company to negotiate an extension of its waivers with its lenders, fluctuating demand in the automotive and housing industry, less favorable than expected growth in sales and profit margins in the  Company's  product  lines,  price  pressures  in the  Company's  Engineered
Components and Flow Control Products segments, effectiveness of production improvement plans, inherent uncertainties in connection with international operations and foreign currency fluctuations and labor availability and relations at the Company and its customers. The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into two reportable segments: Flow Control Products and Engineered Components. The Flow Control Products segment is a supplier of copper and brass plumbing fittings for the industrial, commercial, and residential construction markets, and cast and fabricated metal products for sale to original equipment manufacturers in the transportation, construction, air conditioning, and refrigeration industries. The Engineered Components segment is a supplier of aluminum wheels and aluminum components, primarily for automotive original equipment manufacturers. During 2001, the Company reevaluated the composition of the reportable segments and reclassified one business from Engineered Components to Flow Control Products. Prior year segment information was restated to conform to the 2001 presentation.

Acquisitions and Divestitures

During 1999 and 2001 the Company completed transactions that impact the Company's financial results for those years and affect the comparison between 2001, 2000, and 1999. In October 1998, the Company sold Superior Valve Company (Superior) for $35,604 in cash. The transaction resulted in a pretax gain of $9,023. Results for 1999 included sales for Superior Valve of approximately $4,600 in the Company's Flow Control segment.

Effective June 5, 2001, the Company purchased the remaining 40% share in CTC, from Izumi Industries, LTD, bringing total ownership to 100%. The purchase price was approximately $4,000 of which $2,000 is payable in annual installments over the next five years. No goodwill was recognized from the transaction. The financial results of CTC are included as part of the Engineered Components segment in the consolidated financial statements since the purchase of the remaining 40% share.

Unusual Items

In October 2000, the Company announced that it had hired financial advisors to assist the Company in exploring strategic alternatives for maximizing shareholder value. This process included evaluating the possible sale of the business, various business combinations, and several break-up scenarios. During 2001, the Company incurred unusually high expenditures for legal and other professional fees in conjunction with the strategic alternative review. After careful consideration, in early February 2001, the Company's Board of Directors reached a decision that, even in the currently weakened market environment, a stronger pursuit of the Company's fundamental strategy would, over the long term, better serve the shareholders and concluded the review of strategic alternatives. At the same time, the Company's Board of Directors made several senior management changes that would provide the leadership needed to move the Company forward which resulted in additional expense for severance and related costs.

Due to operating losses incurred during the second quarter, at March 4, 2001, the Company was not in compliance with certain non-monetary covenants under its credit agreement (the Revolver Agreement). This resulted in a cross violation in the Company's Senior Note Agreement (the Senior Notes) and the Casting
Technology Credit Agreement (the CTC Agreement) of which the Company had guaranteed $14,094. As more fully discussed under "Liquidity and Capital Resources", the Company has entered into a new credit agreement (the Credit Agreement), and at the same time, received waivers of the covenant violations under the Revolver Agreement, Senior Notes, and the CTC Agreement through April 15, 2002. The Company incurred significant costs related to obtaining the Credit Agreement and the waivers.

In the last half of fiscal 2001, the new management of the Company initiated a strategic review of the Company in light of its weak markets and relatively poor operating performance. As a result, management decided to dispose of certain under-utilized machinery, tooling and equipment; to scrap certain slow moving inventories; and to increase the allowance for doubtful and disputed receivables. In addition to establishing reserves for these items, the unusual items also included increases in workers compensation and certain other reserves for previously closed facilities, increases in environmental reserves, and other accrual adjustments. Additionally, due to past operating results at the Company's European operations, in compliance with Statement of Financial Accounting Standards (SFAS) No. 109., the Company increased its valuation allowance against certain foreign net operating loss carryforwards.

These unusual items totaled $26,868 ($20,069, net of tax). In addition, the Company's share of CTC's unusual charges prior to June 5, 2001, which are included in Other Income and Expense, was $1,267 ($803, net of tax). Management of the Company does not anticipate that there will be any significant additional charges of this nature in the near future.

Results of Operations

Consolidated net sales in 2001 were $529,373, which represented a $81,282, or 13.3%, decrease from 2000. Consolidated net sales in 2000 were $610,655, which represented a $21,722, or 3.7%, increase over 1999. The following table shows the components of the changes in the Company's consolidated net sales.

                                          2001        2000        1999
                                         ------      ------      ------
Volume                                  (11.8)%       1.9 %      11.8 %
Price and product mix                     0.4 %       6.5 %      (3.6)%
Acquisitions and divestitures             1.3 %      (0.8)%      (6.0)%
Foreign currency exchange rates          (3.2)%      (3.9)%       3.0 %
                                        -------     -------     -------
Total Sales Growth                      (13.3)%       3.7 %       2.5 %
                                        -------     -------     -------

In 2001, consolidated net sales decreased to $529,373. The volume decline experienced in 2001 reflects decreased automotive production in North America during 2001, auto manufacturer's new model launch delays in Europe, and a slowness in construction markets for a portion of the year. North American light vehicle production was down 9.7% year over year while U.S. light vehicle sales were down 3.7% during the same period. The impact of a favorable product mix, primarily at the Company's European operations, helped negate the unfavorable pricing that resulted from competitive market pricing issues encountered in the Flow Control Products segment. The inclusion of CTC for the fourth quarter increased sales while a weaker Italian lira caused a decrease in sales from the prior year. By segment, Engineered Components sales decreased 14.5% primarily due to low vehicle build in the Company's major North American market while Flow Control Products sales decreased 10.1% primarily due to competitive pricing in the Company's markets.

In 2000, consolidated net sales increased to $610,655. Volume growth in 2000 reflects increased sales of the Company's performance-critical aluminum components and European wheels partly offset by a decline in North American wheel sales and by lower volumes in the Flow Control Products segment. Favorable pricing includes a better product mix, primarily at the Company's European operations, and higher aluminum costs reflected in the sales price of automotive products. These gains were partially offset by a reduction in sales from the sale of Superior and by a weaker Italian lira. By segment, Engineered Components sales increased 7.8% primarily due to volume gains related to the increased aluminum component sales while Flow Control Products sales decreased 5.8% primarily due to the loss of two significant customers and decreased sales from divested operations.

Gross  profit  was  $40,793,  $78,694,  and  $93,025  in 2001,  2000,  and 1999,
respectively. As a percentage of sales, gross profit decreased to 7.7% in 2001 from 12.9% in 2000 and 15.8% in 1999. The Company's decision to scrap certain slow moving inventories resulted in unusual items of $5,070 for inventory write-offs in 2001. Excluding the unusual items, the gross profit percentage was 8.7% for 2001. In the Flow Control Products segment, pricing issues were the primary reason for the decrease in gross profit while significantly lower sales volume and a weaker Italian lira led to the decrease in gross profit in the Engineered Components segment. During the last half of the year, management of the Company began to focus on reducing inventories. Even though the Company began to experience a drop in sales early in the year, inventory continued to rise because production continued at plan levels, reaching a peak at midyear.

Since February, the Company has reduced inventory significantly; however, this had a negative impact on gross profit due to lost absorption. Gross profit of businesses in both segments also suffered from higher energy costs during the winter months.

A combination of internal and external factors affected gross profit in 2000. In the Flow Control Products segment, large volume losses associated with two customers at Lee Brass depressed gross profit. In addition, this segment experienced sporadic, intense price competition that prevented the Company from passing higher copper costs on to its customers. The flow control units did respond positively to the Company-wide cost reduction program initiated earlier in the year that partially offset the copper cost and competitive market pricing issues. In the Engineered Components segment, reduced sales volumes for certain aluminum wheel styles, coupled with high associate turnover at one wheel plant during the first half of the year, had a negative impact on gross profit. In North America, the Company purchased tooling and reserved capacity to produce wheels for three vehicles that experienced less than anticipated sales volume. Also negatively impacting gross profit in 2000 was the continuation of some of the operating issues encountered in the previous year. In the last half of 1999, the Company experienced higher than expected costs and lower product yields due to high turnover of skilled labor in two Indiana wheel plants and to the launch of new suspension products at the Company's Wapakoneta, Ohio plant. The launch proved to be very difficult and was accompanied by high labor turnover, high scrap, low productivity, and significant costs to ensure an adequate customer supply. In Europe, a negative currency impact, the inability to pass through certain material costs, and a factory expansion temporarily depressed gross profit. The cost of aluminum is a significant component of the overall cost of a wheel. While the aluminum content of selling prices is periodically adjusted for current market conditions, the purchasing practices and pricing formulas of certain customers of the Company's European operations prevented the Company from reacting quickly enough to the sharp rise in aluminum prices early in the year. Additionally, the Company expanded and rearranged one of its Italian plants to increase output and better balance production flow. During this time period, this facility experienced very high labor turnover which, coupled with the expansion process, had a negative effect on production and gross profit. Several factors had a positive impact on gross profit in 2000. Effective September 1, 1999, the depreciable lives of certain assets of foreign subsidiaries were changed based upon a study performed by an independent appraisal company. The effect of this change was a reduction of depreciation expense of approximately $2,400. During 2000, the Company also changed its method for accounting for supplies and spare parts inventories. The effect of this change, which is discussed more fully on the following page, was to increase gross profit in 2000 by approximately $400.

Selling, general, and administrative (SG&A) expenses were $71,183, $57,137, and $55,938 in 2001, 2000, and 1999, respectively. As a percentage of sales, SG&A expenses increased to 13.4% in 2001 compared with 9.4% in 2000 and 9.5% in 1999. Unusual items recorded in 2001 in SG&A expense totaled $20,504. Excluding the unusual items, SG&A expense was $50,679 or 9.6%. The decrease in SG&A expenses for 2001 reflects a higher net pension expense benefit than in 2000, partially due to a change in the discount rate, lower legal costs, and reduced compensation expense due to the salaried workforce reduction that occurred in the middle of fiscal 2000.

SG&A expense in 2000 includes a net pension expense benefit of $2,546 primarily as a result of improvement in the defined benefit pension plan's funded status, a one-half percentage point increase in the expected return on plan assets, and the change to a defined benefit cash balance pension plan. Prior year SG&A expense also includes the benefit of the reversal of a $2,226 liability resulting from the favorable settlement of a legal claim against the Company. Previously, the Company had recorded a liability for a legal claim asserted by former employees at its Flagg Brass operations. Due to the terms of a settlement reached during 2000 relative to this obligation, this liability was reversed through a reduction in SG&A expense. SG&A expense was also favorably impacted by the results of the Company's cost reduction program initiated at the end of its second quarter. In early March, the Company implemented an 8% salaried workforce reduction across all of its North American operations. At the same time, global restrictions were placed on other controllable operating and administrative costs. Higher commissions, legal costs, and information system expenditures offset these reductions in SG&A expense.

Prior to acquiring the remaining 40% ownership, CTC was a joint venture and financial results were recorded using the equity method of accounting. The Company's pretax share of losses from CTC while a joint venture, were $3,122, $3,528, and $1,452 in 2001, 2000, and 1999, respectively. As previously mentioned, CTC also recorded unusual items in 2001, primarily to increase the allowancefor doubtful and disputed receivables and to write down inventory and tooling. Excluding these unusual items, the Company's pretax share of CTC's losses was $1,855. While the demand and capacity issues CTC experienced in 2000 subsided in 2001, there were some carryover effects in the form of higher costs and manufacturing inefficiencies early in the year and lower volumes later in the year that negatively impacted the results for 2001. CTC's results for 2000 were severely impacted by a customer's extraordinarily high, temporary demand. In the second half of 2000, particularly the fourth quarter, CTC was pushed beyond capacity and incurred higher costs associated with operating in excess of capacity to meet the customer's demand.

Interest  expense was $17,532 in 2001,  $12,929 in 2000, and $13,182 in 1999. As
further discussed under "Liquidity and Capital Resources", interest rates on the Company's borrowings under the Prior Agreement and the Senior Notes increased in the last half of fiscal 2001. The Company will continue with a substantial interest burden until lower-cost financing can be put in place.

The effective tax rates for 2001, 2000, and 1999 were 25.1%, 38.0%, and 38.8%, respectively. The effective tax rate recorded for fiscal 2001 represents an income tax benefit, whereas the rates recorded for fiscal 2000 and 1999 represents an income tax expense. The decrease in the effective tax rate for fiscal 2001 was caused primarily by the requirement to increase the valuation allowance against foreign net operating losses by $3,048 due to past operating results at the Company's European operations. As of August 31, 2001, the Company has recorded a valuation allowance of $13,401, of which $7,155 relates to the net operating loss carryforwards associated with the purchase of the remainging 40% share of CTC and $6,246 is associated with foreign operations. For additional information regarding the provision for income taxes as well as the difference between effective and statutory tax rates, see the Notes to Consolidated Financial Statements.

During 2000, the Company implemented portions of an enterprise resource planning
(ERP) system in its automotive businesses in North America. Among other features, this system facilitates the tracking and control of supplies and spare parts inventories. To take advantage of the enhanced tracking and control features of the ERP system, the Company capitalized the supplies and spare parts inventories at three locations, whereas previously the cost of these manufacturing supplies was expensed when purchased. Management believed this change was preferable in that it provides for a more appropriate matching of revenues and expenses. The total amount of inventory capitalized and reported as a cumulative effect of a change in accounting principle, retroactive to September 1, 1999, is $983, net of income taxes of $602. The effect of the change in 2000 was to increase income before cumulative effect of accounting change by $248 ($.03 per share).

Management of the Company believes the September 11 terrorist attack and the U.S. retaliation could depress the Company's markets further; however, management believes that economic recovery in the Company's market sector should be no more than six to nine months away. Despite the anticipated lower level of economic activity, the Company was awarded six new wheel programs with General Motors in North America and its first wheel order in North America with Daimler Chrysler. The Company has also started up new business that will equal 10% of revenue in Europe and added several important pieces of business in suspension components. In addition, the Company began production of front and rear knuckles for Saab and Opel in Europe from two plants in Indiana. In fiscal 2002, the Company will focus heavily on reducing SG&A spending overall and lowering total labor cost.

Flow Control Products Net sales of the Flow Control Products segment were $151,216 in 2001, compared with $168,181 in 2000 and $178,483 in 1999. The Flow
Control Products segment experienced strong competitive market pricing in 2001 that, combined with an unfavorable product mix, reduced sales by 8.8%. Lower volume reduced sales an additional 1.3%. The Flow Control Products segment recorded $6,229 of unusual items in 2001, primarily to scrap certain slow moving inventories. Excluding the unusual items, Flow Control Products had operating income of $11,700 compared with $23,663 in 2000. The impact of the competitive pricing issues and unfavorable product mix significantly reduced operating profit.

The decrease in 2000 is primarily due to lower sales volume of copper and brass products associated with the loss of two customers at the Company's Lee Brass unit and decreased sales from divested operations. Annual sales volume for the two customers was approximately $7,900, and the Company was able to replace a portion of those sales in 2000. The lower volumes decreased sales by 7.4% compared with 1999. While this segment did face sporadic price competition, the reduced volume was partially offset by overall favorable pricing that increased sales by 1.6%. Operating income was $23,663 in 2000 compared with $31,061 in 1999. Lower volumes and higher material costs decreased operating income by 10% each. While price competition prevented the Company from passing higher copper costs on to customers, current pricing and favorable product mix combined to increase operating income by 13.5%. The cost reduction program implemented in March 2000, combined with continuous improvement activities in the plants, helped to offset the material cost and pricing issues.

Engineered Components Net sales of the Engineered Components segment were $378,157 in 2001, compared with $442,474 in 2000 and $410,450 in 1999. Sales decreased by 14.5% due to a drop in volume, particularly at the

Company's North American operations where the Company is coping with a major downturn in U.S. automotive production. The positive impact of a favorable product mix at the Company's European operations was offset by a weaker Italian lira in 2001 compared with 2000. The Engineered Components segment recorded $7,768 of unusual items, primarily to dispose of certain under-utilized machinery, tooling, and equipment and to increase the allowance for doubtful and disputed receivables. Excluding the unusual items, Engineered Components had an operating loss of $8,915 compared with operating income of $5,243 in 2000. Significantly lower sales volume and inventory absorption contributed to the operating loss in 2001.

The Company's Engineered Components product sales continued to grow in 2000, as the global wheel business continues to expand, win new customers, and launch a variety of new wheel styles. The aluminum components business also experienced significant sales growth as their customers fully incorporated new products into additional vehicle platforms. Sales volume increased 4.8% as sales of control arms and European wheels were offset by a decline in North American wheels sales as one customer experienced lower sales on three vehicles. Higher pricing, in the form of aluminum cost pass-throughs reflected in the selling price of the Company's products, and a favorable product mix increased sales by 3.4% and 5.6%, respectively. However, a weaker Italian lira in fiscal 2000 compared with fiscal 1999 reduced sales by 5.6%. Operating income was $5,243 in 2000 compared with $15,566 in 1999. The two accounting changes previously discussed increased operating income; however, several factors negatively impacted operating income during 2000. Increased costs associated with the over-capacity volume issues previously discussed and higher manufacturing-related spending decreased operating income by over 20%. Material costs that could not be passed along to customers under existing price formulas, primarily at our European operations, further reduced operating income by 28.8%. Pricing and an unfavorable product mix reduced operating income by 21.2%. Also contributing to the decrease in operating income in 2000 were costs associated with high levels of employee turnover and the difficulty of obtaining qualified labor in a near-full-employment economy.


Liquidity and Capital Resources

Cash provided by operations in 2001 was $9,996, compared with $40,341 in 2000 and $64,770 in 1999. The non-cash benefits of depreciation, amortization, and other non-cash charges were offset by the net loss for 2001. Early in fiscal 2001, inventory levels were increased while sales were declining. The focus of new management of the Company has been the management of working capital by collecting accounts receivable and reducing inventories. However, a significant amount of cash was used to reduce accounts payable from the high level outstanding at August 31, 2000.

Investing activities used net cash of $28,686 in 2001, compared with $25,802 in 2000 and $12,656 in 1999. Capital expenditures totaled $29,719 in 2001 and $21,535 in 2000, compared to $47,360 expended in 1999. To support business expansion activities in previous years, investments were made in property, plant, and equipment and in CTC. Capital expenditures decreased significantly in 2001 and 2000 from prior levels, as the Company turned its focus from expansion to cost reduction and improving production efficiencies. Capital expenditures in 2001 included equipment to support and produce products for new contracts that have been awarded and to implement new information systems. At August 31, 2001, the Company had $6,744 of commitments for capital expenditures to be made in 2002, primarily for the Engineered Components segment. In 2001, the Company also used $674 ($2,000 less cash received) to purchase the remaining 40-percent share in CTC from its joint venture partner Izumi Industries, LTD. The purchase price was approximately $4,000 of which $2,000 is payable in annual installments over the next five years. During 2000, the Company resolved several matters with the former owners of Speedline which, among other items, resulted in a purchase by the Company of 478,240 shares of the Company's common stock held by Speedline's former owners and a net cash payment to the former owners of $2,500. Proceeds from the sale of businesses provided $35,604 in 1999.

Financing activities provided $31,294 of cash in 2001 versus $18,148 and $51,466 of cash used in 2000 and 1999, respectively. Additional financing in 2001 included a net increase of $28,343 of long-term borrowings under the Company's Revolver Agreement and $3,806 borrowed under lines of credit. Financing activities also included $1,500 received from the sale of treasury shares and $2,355 used for the payment of dividends. The Company did not declare dividends in the last two quarters of 2001 and due to financial losses, it is unlikely that the Company will be in a position to declare any future dividends for at least the immediate future.

 During 1999, the Company reduced total debt by $51,904 and further reduced total debt by $18,728 in 2000. The debt reductions were financed in part with the proceeds from the Superior Valve sale in 1999 and the proceeds from sale-leaseback transactions in both 1999 and 2000. Financing activities also included dividend payments of $5,109 and $4,851 and repurchases of the Company's stock of $1,255 and $4,594 in 2000 and 1999, respectively.

The Company maintains a Revolver Agreement that had provided for up to $150,000 in borrowings through August 2002. Debt covenants under the Revolver Agreement required the Company to maintain certain debt-to-earnings and interest coverage ratios. Due to operating losses incurred during the second quarter, at March 4, 2001, the Company was not in compliance with the debt-to-earnings and interest coverage ratios under the Revolver Agreement. This resulted in a cross violation in the Company's Senior Note Agreement (the Senior Notes) and the CTC Credit Agreement (the CTC Agreement) of which the Company had guaranteed $14,094 at March 4, 2001. The lenders under the Revolver Agreement, and the CTC Agreement have waived the financial covenant violations through April 15, 2002. The lenders under the Senior Notes have waived the financial covenant violations through September, 2002. The Company plans to establish new Senior Note covenants during the first half of Fiscal 2002. The Company also has borrowings outstanding under lines of credit totaling $14,200 with an average interest rate of 8.5%. The Company can no longer borrow additional funds under the Revolver Agreement or the lines of credit and the lenders now have a subordinated security interest in the assets of the Company's U.S. subsidiaries and certain stock of the foreign subsidiaries. Interest rates for borrowings under the Revolver Agreement increased to prime plus 2% and the Senior Notes increased to 9.09%, plus an additional 1% for payment in kind.

On June 5, 2001, the Company entered into a new credit agreement (the Credit Agreement), which provides for the ability to make new borrowings initially up to $15,000, increasing in stages to a maximum of $35,000 based on the Company meeting certain conditions. Borrowings are limited to specified percentages of eligible receivables, inventories, and property and equipment. At August 31, 2001, the Company had a maximum borrowing capacity of $30,000. The Credit Agreement matures on April 15, 2002. Among other things, the Credit Agreement requires the Company to grant a first priority security interest in the Company's U.S. assets including, all real property, accounts receivable, inventory, machinery and equipment, as well as a subordinated security interest to lenders under the Revolver Agreement and Senior Notes. Interest rates for borrowings under the Credit Agreement are prime plus 4%.

Subsequent to August 31, 2001, the Company amended the Revolver Agreement. This amendment extended the Revolver Agreement through September 2002 and established new financial covenants with it's lenders in which the Company must, among other things, maintain quarterly levels of total liabilities to tangible net worth, free cash flow, EBITDA, and meet scheduled debt repayments. The maximum level of total liabilities to tangible net worth is not to exceed 6.4 at December 2, 2001, 7.0 at March 3, 2002, 6.8 at June 2, 2002, and 6.5 at August 31, 2002. The
minimum level of free cash flow is to be $8,100 at December 2, 2001, $6,100 at March 3, 2002, $20,900 at June 2, 2002, and $31,200 at August 31, 2002. In
addition, the Company must make scheduled debt reductions (which are included with the current portion of long-term debt) of $5,000, $6,500, and $5,000 at the end of the first, third, and fourth quarters of fiscal 2002, respectively. If these minimum levels are not maintained, any outstanding balances become payable upon demand by the Company's lenders. Based on the Company's forcasted ability to comply with the revised debt covenants, it continues to classify debt as long term. The Credit Agreement and CTC Agreement also include a subjective acceleration clause whereby the lenders can declare an event of default upon any material adverse change as defined by the lenders. At August 31, 2001, there were no borrowings outstanding under the Credit Agreement and $13,356 was outstanding under the CTC Agreement.

In order to meet the new financial covenants, the Company needs to achieve operating results substantially consistent with its 2002 operating plan. This plan calls for 2002 sales to be slightly higher than in 2001. The Company plans to reduce cost of goods sold through improved plant efficiencies, decreasing inventories, higher productivity, and lower scrap. In addition, the Company plans to reduce selling, general and administrative expenses primarily through reductions in personnel and employee benefit costs, and other cost savings programs.

In consideration for the Credit Agreement and waiver of covenant violations under the Revolver Agreement and Senior Notes, the Company granted warrants to purchase 455,220 shares of the Company's common stock at a purchase price of $8.80 per share. The warrants are immediately exercisable and expire June 3, 2005. If the maturity date of the Revolver Agreement is extended to September 2003, warrants for the purchase of an additional 255,000 shares will be issued.

The CTC Agreement provided for borrowings under a revolving credit facility and a term loan. At August 31, 2001, $4,500 was outstanding on the revolver and $8,856 was outstanding on the term loan, both with interest rates at prime plus 2%. CTC subsequently entered into a new credit facility, effective September 18, 2001, that provides for up to $15,356 in borrowings with interest rates at prime or LIBOR plus 2.25%. The revolver portion matures September 2002 and the term loan matures August 2003.

The Senior Notes originally required periodic principal payments beginning in November 2002 through November 2005. The maturity date of the Senior Notes is now November 2003. If the maturity date of the Revolver Agreement is extended to September 2003, the principal payment under the Senior Notes that is due November 2002, will be extended to November 2003.

The Company's foreign operations have short-term lines of credit totaling approximately $17,274 that are subject to annual review by the lending banks. Amounts outstanding under these lines of credit are payable on demand and total $2,741 as of August 31, 2001.

The ratio of long-term debt as a percent of capital increased to 59.6% at August 31, 2001 from 48.6% at August 31, 2000. Book value per common share at August 31, 2001 was $13.47, down from $18.55 at August 31, 2000. One million preferred shares and approximately 5.8 million common shares are authorized and available for future issuance. On December 17, 1998, the Company announced a plan to repurchase up to 750,000 of its outstanding common shares. As of August 31, 2001, 350,000 shares have been repurchased under this plan at an average cost of $15.53 per share. The Company currently has 8,576,740 common shares outstanding. Management believes the Company has adequate financial resources to meet its future needs.

Contingencies The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations that arise under the environmental laws and which have not been finally adjudicated. To the extent possible, with the information available, the Company regularly evaluates its responsibility with respect to environmental proceedings. The factors considered in this evaluation are more fully described in the Commitments and Contingencies note to the consolidated financial statements. At August 31, 2001, the Company had reserves of $2,855 accrued for environmental liabilities. Based upon the contracts and agreements with regards to two environmental matters, the Company believes it is entitled to indemnity for remediation costs at two sites and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded receivables of $1,115 related to anticipated recoveries from third parties.

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

The Company is of the opinion that, in light of its existing reserves, its liability in connection with environmental proceedings should not have a material adverse effect on its financial condition, results of operations, or cash flows. The Company is presently unaware of the existence of any potential material environmental costs that are likely to occur in connection with disposition of any of its property.


Impact of Recently Issued Accounting Standards

New accounting standards adopted during 2001 include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and be measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. Special accounting allows for gains or losses on qualifying derivatives to offset gains or losses on the hedged item in the statement of income and requires formal documentation of the effectiveness of transactions that receive hedge accounting. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

The Company also adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material effect on the Company's consolidated results of operations.

New accounting standards issued include SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 discontinues the use of the pooling of interest method and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The new standard also specifies criteria that intangible assets acquired in a business combination must meet to be recognized apart from goodwill. SFAS No. 142 requires that goodwill and certain intangible assets (deemed to have indefinite lives) no longer be amortized, but instead be tested for impairment, at least on an annual basis, and written down in the periods in which the recorded amount is greater than the fair value. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. These standards only permit prospective application; therefore, adoption of these standards will not affect previously reported financial information. SFAS Nos. 141 and 142 will become effective for the Company in the first quarter of fiscal 2003; however, the Company is evaluating early adoption as of September 1, 2001.

The Company will evaluate its existing intangible assets and goodwill that were acquired in prior business combinations and, upon adoption of the new standards, make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. If early adopted, the Company will be required to perform initial impairment tests of goodwill and indefinite lived intangible assets during 2002. Any impairment loss will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, as of the date of this report, the Company cannot estimate the entire impact adopting the standard will have on the Company's consolidated results of operations, financial position, or cash flows; however amortization expense of $ 1,354 related to goodwill would be eliminated in 2002. The adoption of SFAS No. 141 should not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" were also issued SFAS No. 143 addresses the financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the related retirement costs. SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and supercedes SFAS No. 121. Both standards will become effective for the Company in fiscal 2003. The Company has not determined the effect of these new standards.

Market Risks
The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. To manage the volatility relating to these exposures on a consolidated basis, the Company takes advantage of natural offsets. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

Foreign Currency Exchange Rate Risk Due to its foreign operations, the Company has assets, liabilities, and cash flows in currencies other than the U.S. dollar. The Company minimizes the impact of foreign currency exchange rate fluctuations on its Italian net investment with debt borrowings denominated in Italian lira. Fluctuations in foreign currency exchange rates also impact the dollar value of non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on the dollar value of non-U.S. cash flows, a hypothetical 10% change in the average exchange rates for 2001 and 2000 would change income before taxes by approximately $800 and $700, respectively.

The Company's Italian operations also attempt to balance asset and liability positions that are denominated in non-functional currencies, primarily the U.S. dollar, Japanese yen, and British pound sterling. During 2001 and 2000, the net exposure averaged approximately $3,800 and $1,700, respectively. A hypothetical 10% change in the average exchange rates would change the exposure by $380 for 2001 and by $200 for 2000, respectively, and that change would be reflected in the operating results of the Company. The analysis assumes a parallel shift in currency exchange rates, relative to the Italian lira. Exchange rates rarely move in the same direction, and the assumption that the exchange rates change in parallel may overstate the impact of the foreign currency exchange rate fluctuations. The increase in net exposure between years is primarily due to unfavorable Italian lira exchange rates.

Interest Rate Risk To manage its exposure to changes in interest rates, the Company uses both fixed and variable rate debt. At August 31, 2001 and 2000, the Company had approximately $146,200 and $98,600 of debt obligations outstanding with variable interest rates with a weighted-average effective interest rate of 8.3% and 6.6%, respectively. A hypothetical 10% change in the effective interest rate for these borrowings, using the outstanding debt levels at August 31, 2001 and 2000, would change interest expense by approximately $1,200 and $700 respectively. The increase in interest rate exposure is primarily due to higher effective interest rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Amcast Industrial Corporation Statement of Internal Control

The management of Amcast Industrial Corporation has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. In fulfilling this responsibility, management maintains accounting systems and related controls. These controls provide reasonable assurance, at appropriate costs, that assets are safeguarded against losses and that financial records are reliable for use in preparing financial statements. The systems are enhanced by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified people, and a program of financial, operational, and systems review coordinated by the internal auditor and by management. Management recognizes its responsibility for conducting the Company's affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized by and included in key policy statements. Management maintains a systematic program to assess compliance with these policies.

The Company's financial statements have been audited by Ernst & Young LLP, independent auditors elected by the shareholders. Management has made available to Ernst & Young LLP all the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Ernst & Young LLP during their audit were valid and appropriate.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets with the independent auditors, management, and internal auditors periodically to review their work and ensure that they are properly discharging their responsibilities. The independent auditors and the Company's internal auditor have free access to this committee, without management present, to discuss the results of their audit work and their opinion on the adequacy of internal financial controls and the quality of financial reporting.


/s/Byron O. Pond          /s/Francis J. Drew                /s/Mark D. Mishler
----------------          ------------------                ------------------
Byron O. Pond             Francis J. Drew                   Mark D. Mishler
President and Chief       Vice President, Finance and       Controller
Executive Officer         Chief Financial Officer


Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
Amcast Industrial Corporation, Dayton, Ohio

We have audited the accompanying consolidated statements of financial condition of Amcast Industrial Corporation and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2001. Our audits also included the financial statement schedule listed in the Index at item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amcast Industrial Corporation and subsidiaries at August 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the summary of accounting policies, in fiscal 2000 the Company changed its method of accounting for supplies and spare parts inventory.

/s/Ernst and Young, LLP
-----------------------
Ernst and Young, LLP

Dayton, Ohio
OCTOBER 15, 2001, except for the note entitled "Long-Term Debt and Credit Arrangements" as to which the date is November 12, 2001.


CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)

                                                                                   Year Ended August 31
                                                                                 ------------------------

                                                                          2001               2000                1999
                                                                         ------             ------              ------
Net sales                                                              $529,373           $610,655            $588,933
Cost of sales                                                           488,580            531,961             495,908
                                                                       --------           --------            --------
                             Gross Profit                                40,793             78,694              93,025

Selling, general and administrative expenses                             71,183             57,137              55,938
Gain on sale of businesses                                                    -                  -              (9,023)
                                                                       --------           --------            --------
                             Operating (Loss) Income                    (30,390)            21,557              46,110

Equity in loss of joint venture and other expense                         1,644              3,206               1,390
Interest expense                                                         17,532             12,929              13,182
                                                                       --------           --------            --------
                             (Loss) Income before Income Taxes and
                          Cumulative Effect of Accounting Change        (49,566)             5,422              31,538

Income taxes                                                            (12,435)             2,058              12,221
                                                                       --------           --------            --------
                             (Loss) Income before Cumulative Effect
                             of Accounting Change                       (37,131)             3,364              19,317

Cumulative effect of accounting change, net of tax                            -                983                   -
                                                                       --------           --------            --------
                             Net (Loss) Income                         $(37,131)           $ 4,347            $ 19,317
                                                                       ========           ========            ========

Basic Earnings per Share
(Loss) income before cumulative effect of
   accounting change                                                    $ (4.38)            $ 0.38              $ 2.11

Cumulative effect of accounting change                                        -               0.11                   -
                                                                       --------           --------            --------
Net (loss) income                                                       $ (4.38)            $ 0.49              $ 2.11
                                                                       ========           ========            ========

Diluted Earnings per Share
(Loss) income before cumulative effect of
   accounting change                                                    $ (4.38)            $ 0.38              $ 2.11

Cumulative effect of accounting change                                        -               0.11                   -
                                                                       --------           --------            --------
Net (loss) income                                                       $ (4.38)            $ 0.49              $ 2.11
                                                                       ========           ========            ========

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ in thousands)
                                                                                 August 31
                                                                          2001              2000
ASSETS                                                                   ------            ------
Current Assets
    Cash and cash equivalents                                          $ 14,981           $ 3,062
    Accounts receivable                                                  64,408            85,041
    Inventories                                                          58,193            77,512
    Other current assets                                                 13,846            16,304
                                                                       --------          --------
                   Total Current Assets                                 151,428           181,919

Property, Plant, and Equipment
    Land                                                                  8,816             8,383
    Buildings                                                            67,902            60,140
    Machinery and equipment                                             342,918           315,387
    Construction in progress                                             25,804            12,130
                                                                       --------          --------
                                                                        445,440           396,040
    Less accumulated depreciation                                       203,148           169,183
                                                                       --------          --------
                         Net Property, Plant, and Equipment             242,292           226,857

Goodwill                                                                 48,353            49,707
Other Assets                                                             16,617            21,903
                                                                       --------          --------
                         Total Assets                                 $ 458,690         $ 480,386
                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Short-term debt                                                     $ 7,311           $ 1,584
    Current portion of long-term debt                                    21,383             3,044
    Accounts payable                                                     66,032            84,285
    Compensation and related items                                       21,713            20,403
    Accrued expenses                                                     16,301            17,610
                                                                       --------          --------
                        Total Current Liabilities                       132,740           126,926

Long-Term Debt - less current portion                                   170,296           147,273
Deferred Income Taxes                                                    15,272            31,275
Deferred Liabilities                                                     24,870            18,958

Shareholders' Equity
    Preferred shares, without par value:
       Authorized - 1,000,000 shares; Issued - None                          -                 -
    Common shares, at stated value
       Authorized - 15,000,000 shares
       Issued - 9,227,600 shares                                          9,228             9,228
    Capital in excess of stated value                                    72,419            70,981
    Accumulated other comprehensive losses                               (5,903)           (1,900)
    Retained earnings                                                    47,403            87,287
    Cost of 650,860 and 821,996 common shares in treasury, respectively  (7,635)           (9,642)
                                                                       --------          --------
                        Total Shareholders' Equity                      115,512           155,954
                                                                       --------          --------
                        Total Liabilities and Shareholders' Equity    $ 458,690         $ 480,386
                                                                       ========          ========
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
($ in thousands, except per share amounts)

                                                                         Accumulated
                                                          Capital in        Other
                                               Common     Excess of     Comprehensive  Retained      Treasury
                                               Shares    Stated Value      Losses      Earnings       Stock        Total
                                              --------     --------       --------     --------      --------     --------
Balance at August 31, 1998                    $ 9,207     $ 78,964        $ (945)      $ 73,588         $ -       $160,814

     Net income                                     -            -             -         19,317           -         19,317
     Foreign currency translation                   -            -           169              -           -            169
     Minimum pension liability,
        net of tax benefit of $148                  -            -          (242)             -           -           (242)
                                                                                                                  --------
         Total comprehensive income                                                                                 19,244


     Cash dividends declared, $.56 per share        -            -             -         (5,109)          -         (5,109)
     Purchase treasury stock                        -            -             -              -      (4,594)        (4,594)
     Stock options exercised                        2           34             -              -           -             36
     Stock awards                                   -           22             -              -         353            375
                                              --------     --------       --------     --------      --------     --------

Balance at August 31, 1999                      9,209       79,020        (1,018)        87,796      (4,241)       170,766




     Net income                                     -            -             -          4,347           -          4,347
     Foreign currency translation                   -            -        (1,124)             -           -         (1,124)
     Minimum pension liability,
       net of tax benefit of $148                   -            -           242              -           -            242
                                                                                                                  --------
         Total comprehensive income                                                                                  3,465


     Cash dividends declared, $.56 per share        -            -             -         (4,851)          -         (4,851)
     Price adjustment for stock
       issued for acquisition                       -       (8,196)            -              -           -         (8,196)
     Purchase treasury stock                        -            -             -              -      (5,559)        (5,559)
     Stock options exercised                       19          179             -              -           -            198
     Issue treasury stock - Directors               -            -             -              -         131            131
     Restricted stock awards                        -          (22)            -             (5)         27              -
                                              --------     --------       --------     --------      --------     --------

Balance at August 31, 2000                      9,228       70,981        (1,900)        87,287      (9,642)       155,954




     Net loss                                       -            -             -        (37,131)          -        (37,131)
     Foreign currency translation                   -            -        (4,003)             -           -         (4,003)
                                                                                                                   --------
         Total comprehensive loss                                                                                  (41,134)


     Cash dividends declared, $.28 per share        -            -             -         (2,355)          -         (2,355)
     Sale of treasury stock                         -            -             -           (380)      1,880          1,500
     Issue treasury stock - Directors               -                          -            (18)        127            109
     Issue stock warrants                           -        1,438             -              -           -          1,438
                                              --------     --------       --------     --------      --------     --------

Balance at August 31, 2001                    $ 9,228     $ 72,419      $ (5,903)      $ 47,403    $ (7,635)      $115,512
                                              ========    ========       =========     =========   =========     ==========

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                                                                                 Year Ended August 31,
                                                                               ------------------------
                                                                          2001           2000          1999
                                                                         ------         ------        ------
Operating Activities
      Net income (loss)                                               $ (37,131)       $ 4,347      $ 19,317
      Depreciation and amortization                                      33,902         32,999        31,346
      Cumulative effect of accounting change                                  -           (983)            -
      Issuance of stock warrants                                          1,438              -             -
      Gain on sale of businesses                                              -              -        (9,023)
      Loss on asset dispositions                                          3,995              -             -
      Deferred liabilities                                               (1,328)        (5,966)        4,634

      Changes in assets and liabilities, net of acquisitions
           Accounts receivable                                           17,333         (1,470)        7,581
           Inventories                                                   21,174         (3,137)       (5,686)
           Other current assets                                         (11,601)         3,742        (1,421)
           Accounts payable                                             (20,783)         7,381        14,445
           Accrued liabilities                                            3,286           (740)        2,156
           Other                                                           (289)         4,168         1,421
                                                                        --------       --------      --------
                  Net Cash Provided by Operations                         9,996         40,341        64,770

Investing Activities

      Additions to property, plant, and equipment                       (29,719)       (21,535)      (47,360)
      Settlement related to business acquisition                              -         (2,500)            -
      Acquisitions, net of cash acquired                                   (674)             -        (1,200)
      Proceeds from sale of businesses                                        -              -        35,604
      Other                                                               1,707         (1,767)          300
                                                                        --------       --------      --------
                  Net Cash Used by Investing Activities                 (28,686)       (25,802)      (12,656)

Financing Activities
      Additions to long-term debt                                       108,570         74,560        36,154
      Reduction in long-term debt                                       (80,227)      (106,857)      (66,993)
      Short-term borrowings                                               3,806         13,569       (21,065)
      Sale (purchase) of treasury stock                                   1,500         (1,255)       (4,594)
      Proceeds from sale leaseback                                            -          6,488        10,105
      Dividends                                                          (2,355)        (4,851)       (5,109)
      Other                                                                   -            198            36
                                                                        --------       --------      --------
                  Net Cash Provided (Used) by Financing Activities       31,294        (18,148)      (51,466)

Effect of exchange rate changes on cash                                    (685)          (257)         (742)

Net change in cash and cash equivalents                                  11,919         (3,866)          (94)
Cash and cash equivalents at beginning of year                            3,062          6,928         7,022
                                                                        --------       --------      --------
                  Cash and Cash Equivalents at End of Year             $ 14,981        $ 3,062       $ 6,928
                                                                        ========       ========      ========
Supplemental disclosure of non-cash investing and financing activities:

Issuance of stock warrants                                             $ (1,438)       $             $
                                                                        ========       ========      ========
Purchase price settlement related to business acquisition:
      Disposition of common stock price protection liability           $               $(8,196)      $
      Acquisition of treasury shares                                                    (4,304)
      Less reduction in original purchase price                                         10,000
                                                                        --------       --------      --------
                                                                       $               $(2,500)      $
                                                                        ========       ========      ========

See notes to consolidated financial statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)

ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the Company).
Intercompany accounts and transactions have been eliminated. Prior to June 5, 2001, the Company's investment in Casting Technology Company (CTC), a joint venture, was included in the accompanying consolidated financial statements using the equity method of accounting (see Acquisitions and Divestitures). The Company's investment in CTC was $7,266 at August 31, 2000 and was included in Other Assets. Operations of the Company's European subsidiaries are included in the consolidated financial statements for periods ending one month prior to the Company's fiscal year end in order to ensure timely preparation of the consolidated financial statements.

For foreign subsidiaries, the local foreign currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at year-end. Translation gains and losses are included as a component of shareholders' equity and comprehensive income. Income statement amounts are translated at the average monthly exchange rates. Transaction gains and losses are included in the statement of income and were not material.

Revenue is recognized at the time products are shipped to unaffiliated customers, legal title has passed and all significant contractual obligations of the Company have been satisfied.

Cash and cash equivalents include amounts on deposit with financial institutions and investments with original maturities of 90 days or less.

Accounts receivable are stated net of allowances for doubtful accounts of $2,506 and $1,711 at August 31, 2001 and 2000, respectively. The Company held accounts receivable of $2,938 from CTC at August 31, 2000.

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods. During 2000, as a result of a new enterprise resource planning (ERP) system implementation, the Company began capitalizing the cost of supplies and spare parts inventories, whereas previously the cost of these manufacturing supplies was expensed when purchased. Management believed this change was preferable in that it provided for a more appropriate matching of revenues and expenses. The total amount of inventory capitalized and reported as a cumulative effect of a change in accounting principle, retroactive to September 1, 1999, was $983 net of taxes of $602. The effect of the change in 2000 was to increase income before cumulative effect of accounting change by $248 ($0.03 per diluted share). Additional disclosures pursuant to Accounting Principles Board Opinion No. 20, "Accounting Changes" are not provided since supplies inventory was not monitored for financial reporting purposes prior to the implementation of the ERP system and, consequently, the information is not available.

Property, plant, and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows: buildings - 20 to 40 years; machinery and equipment - 3 to 20 years. Effective September 1, 1999, the depreciable lives of certain assets of foreign subsidiaries were changed based upon a study performed by an independent appraisal company. The effect of this change in 2000 was a reduction of depreciation expense and a corresponding increase in income before income taxes of approximately $2,400. As a result, net income in 2000 increased by $1,488 ($0.17 per share).

Tooling expenditures reimbursable by the customer are capitalized and classified as a current asset. Tooling expenditures not reimbursable by the customer are capitalized and classified with property, plant, and equipment then charged to expense over the estimated useful life.

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill was $6,401 and $5,048 at August 31, 2001 and 2000, respectively. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses.

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Use of estimates and assumptions are made by management in the preparation of the financial statements in conformity with accounting principles generally accepted in the United States that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share." The calculation of basic earnings per share is based on the weighted-average number of common shares outstanding. The calculation of diluted earnings per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

Start-up and organization costs are accounted for under the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." which requires such costs to be expensed as incurred.

Accounting standards adopted during 2001 include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and be measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. Special accounting allows for gains or losses on qualifying derivatives to offset gains or losses on the hedged item in the statement of income and requires formal documentation of the effectiveness of transactions that receive hedge accounting. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

The Company also adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material effect on the Company's consolidated results of operations.

New accounting standards issued include SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 discontinues the use of the pooling of interest method and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The new standard also specifies criteria that intangible assets acquired in a business combination must meet to be recognized apart from goodwill. SFAS No. 142 requires that goodwill and certain intangible assets (deemed to have indefinite lives) no longer be amortized, but instead be tested for impairment, at least on an annual basis, and written down in the periods in which the recorded amount is greater than the fair value. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. These standards only permit prospective application; therefore, adoption of these standards will not affect previously reported financial information. SFAS Nos. 141 and 142 will become effective for the Company in the first quarter of fiscal 2003; however, the Company is evaluating early adoption as of September 1, 2001.

The Company will evaluate its existing intangible assets and goodwill that were acquired in prior business combinations and, upon adoption of the new standards, make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. If early adopted, the Company will also be required to perform initial impairment tests of goodwill and indefinite lived intangible assets during fiscal 2002. Any impairment loss will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, as of the date of this report, the Company cannot estimate the entire impact adopting the standard will have on the Company's consolidated results of operations, financial position, or cash flows; however, amortization expense of $1,354 related to goodwill would be eliminated in 2002, which would increase per share earnings by $0.16. The adoption of SFAS No. 141 should not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" were also issued. SFAS No. 143 addresses the financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the related retirement costs. SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS No. 121. Both standards will become effective for the Company in fiscal 2003. The Company has not determined the effect of these new standards.

Certain reclassifications have been made to certain prior year amounts to conform to the current-year presentation.

Acquisitions and Divestitures
On October 16, 1998, the Company sold Superior Valve Company for $35,604 in cash. The transaction resulted in a pre-tax gain of $9,023. The business, acquired by Amcast in 1986, produces specialty valves and related products for the compressed gas and commercial refrigeration markets. Results for fiscal 1999 included sales of approximately $4,600 in the Company's Flow Control segment.

At the end of 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. and its subsidiaries (Speedline). The purchase agreement contained a provision to protect the seller from stock price fluctuations. During 2000, the Company resolved several matters with the seller which, among other items, resulted in the purchase by the Company of 478,240 shares of the Company's common stock held by the seller, a reduction in the purchase price (goodwill) of $10,000 and a net cash payment to the seller of $2,500.

Effective June 5, 2001, the Company purchased the remaining 40% share in Casting Technology Company (CTC), from Izumi Industries, LTD, bringing total ownership to 100%. The purchase price was approximately $4,000 of which $2,000 is payable in annual installments over the next five years. The acquisition was accounted for by the purchase method; accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. No goodwill was recognized from the transaction. The financial results of CTC have been included as part of the Engineered Components segment in the consolidated financial statements since the purchase of the remaining 40% share. Prior to June 5, 2001, the Company's investment in CTC was accounted for by the equity method. Summarized financial information for the nine months ended June 5, 2001 and the years ended August 31, 2000 and 1999 is as follows:


                                                       2000         1999
                                                      ------       ------
Current assets                                     $  11,651    $  12,286
Noncurrent assets                                     39,145       42,537
Current liabilities                                   28,626       31,154
Noncurrent liabilities                                10,060       19,680

                                        Nine Months
                                           2001        2000         1999
                                          ------      ------       ------
Net Sales                              $  26,370   $  49,517    $  40,795
Gross profit (loss)                         (622)     (1,034)       4,031
Pretax loss                               (5,198)     (5,880)      (2,417)

INVENTORIES
The major components of inventories as of August 31 are:

                                                       2001         2000
                                                      ------       ------
Finished Products                                  $  30,470    $  40,013
Work in process                                       13,952       23,932
Raw materials and supplies                            17,468       18,661
                                                    ---------    ---------
                                                      61,890       82,606
Less amount to reduce certain inventories
  to LIFO value                                        3,697        5,094
                                                    ---------    ---------
Inventories                                        $  58,193    $  77,512
                                                    =========    =========

Inventories of foreign locations are reported on the FIFO method and totaled $26,634 and $30,343 at August 31, 2001 and 2000, respectively. The estimated replacement cost of inventories is the amount reported before the LIFO reserve.


LONG-TERM DEBT AND CREDIT ARRANGEMENTS
The following table summarizes the Company's long-term borrowings at August 31:

                                                       2001         2000
                                                      ------       ------
Senior Notes                                       $  50,000    $  50,000
Revolving credit notes                               114,978       77,510
Lines of credit                                       14,200       16,200
Other debt                                            11,492        3,388
Capital leases                                         1,009        3,219
                                                    ---------    ---------
                                                     191,679      150,317

Less current portion                                  21,383        3,044
                                                    ---------    ---------
Long-Term Debt                                     $ 170,296    $ 147,273
                                                    =========    =========


The Company maintains a credit agreement (the Revolver Agreement) that had provided for up to $150,000 in borrowings through August 2002. Debt covenants under the Revolver Agreement required the Company to maintain certain debt-to-earnings and interest coverage ratios. Due to operating losses incurred during the second quarter, at March 4, 2001, the Company was not in compliance with the debt-to-earnings and interest coverage covenants under the Revolver Agreement. This resulted in a cross violation in the Company's Senior Note Agreement (the Senior Notes) and the CTC Credit Agreement (the CTC Agreement) of which the Company had guaranteed $14,094 at March 4, 2001. The lenders under the Revolver Agreement, and the CTC Agreement have waived the financial covenant violations through April 15, 2002. The lenders under the Senior Notes have waived the financial covenant violations through September, 2002. The Company plans to establish new Senior Note covenants during the first half of Fiscal 2002. The Company also has borrowings outstanding under lines of credit totaling $14,200 with an average interest rate of 8.5%. The Company can no longer borrow additional funds under the Revolver Agreement or the lines of credit and the lenders now have a subordinated security interest in the assets of the Company's U.S. subsidiaries and certain stock of the foreign subsidiaries. Interest rates for borrowings under the Revolver Agreement increased to prime plus 2% and the Senior Notes increased to 9.09%, plus an additional 1% for payment in kind.

On June 5, 2001, the Company entered into a new credit agreement (the Credit Agreement), which provides for the ability to make new borrowings initially up to $15,000, increasing in stages to a maximum of $35,000 based on the Company meeting certain conditions. Borrowings are limited to specified percentages of eligible receivables, inventories, and property and equipment. At August 31, 2001, the Company had a maximum borrowing capacity of $30,000. The Credit Agreement matures on April 15, 2002. Among other things, the Credit Agreement requires the Company to grant a first priority security interest in the Company's U.S. assets including, all real property, accounts receivable, inventory, machinery and equipment, as well as a subordinated security interest to lenders under the Revolver Agreement and Senior Notes. Interest rates for borrowings under the Credit Agreement are prime plus 4%.

Subsequent to August 31, 2001, the Company amended the Revolver Agreement. This amendment extended the Revolver Agreement through September 2002, and established new financial covenants with its lenders in which the Company must, among other things, maintain quarterly levels of total liabilities to tangible net worth, free cash flow, EBITDA, and meet scheduled debt repayments. The maximum level of total liabilities to tangible net worth is not to exceed 6.4 at December 2, 2001, 7.0 at March 3, 2002, 6.8 at June 2, 2002, and 6.5 at August 31, 2002. The minimum cumulative level of free cash flow is to be $8,100 at December 2, 2001, $6,100 at March 3, 2002, $20,900 at June 2, 2002, and $31,200
at August 31, 2002. In addition, the Company must make scheduled debt reductions (which are included with the current portion of long-term debt) of $5,000, $6,500, and $5,000 at the end of the first, third, and fourth quarters of fiscal 2002, respectively. If these minimum levels are not maintained, any outstanding balances become payable upon demand by the Company's lenders. Based on the Company's forecasted ability to comply with the revised debt covenants, it continues to classify debt as long term. The Credit Agreement and CTC Agreement also include a subjective acceleration clause whereby the lenders can declare an event of default upon any material adverse change as defined by the lenders. At August 31, 2001, there were no borrowings outstanding under the Credit Agreement and $13,356 was outstanding under the CTC Agreement.

In order to meet the new financial covenants, the Company needs to achieve operating results substantially consistent with its 2002 operating plan. This plan calls for a significant increase in operating income. The Company plans to increase gross profit through improved plant efficiencies, higher productivity, and lower scrap. In addition, the Company plans to reduce selling, general and administrative expenses primarily through reductions in personnel and employee benefit costs, and other cost savings programs.

In consideration for the Credit Agreement and waiver of covenant violations under the Revolver Agreement and Senior Notes, the Company granted warrants to purchase 455,220 shares of the Company's common stock at a purchase price of $8.80 per share. The warrants are immediately exercisable and expire June 3, 2005. If the maturity date of the Revolver Agreement is extended to September 2003, warrants for the purchase of an additional 255,000 shares will be issued.

The CTC Agreement provided for borrowings under a revolving credit facility and a term loan. At August 31, 2001, $4,500 was outstanding on the revolver and $8,856 was outstanding on the term loan, both with interest rates at prime plus 2%. CTC subsequently entered into a new credit facility, effective September 18, 2001, that provides for up to $15,356 in borrowings at interest rates at prime or LIBOR plus 2.25%. The revolver portion matures September 2002 and the term loan matures August 2003.

The Senior Notes originally required periodic principal payments beginning in November 2002 through November 2005. The maturity date of the Senior Notes is now November 2003. If the maturity date of the Revolver Agreement is extended to September 2003, the principal payment under the Senior Notes that is due November 2002, will be extended to November 2003.

Other debt includes the term loan under the CTC Agreement and various mortgage loans with variable interest rates, ranging from 3.0% to 5.8% that require periodic principal payments through 2006. The mortgage loans are secured by property, plant, and equipment with a net book value of $13,300 at August 31, 2001.

Capitalized lease obligations are payable through 2003. At August 31, 2001, future minimum payments for the leases were $1,143, including $134 representing interest.

The carrying amounts of the Company's debt instruments approximate fair value as defined under SFAS No. 107. Fair value is estimated based on discounted cash flows, as well as other valuation techniques. Long-term debt maturities for each of the next five years are $21,383 in 2002, $131,737 in 2003, $37,976 in 2004,
$230 in 2005, and $192 in 2006.

The Company's foreign operations have short-term lines of credit totaling approximately $17,274 that are subject to annual review by the lending banks. At August 31, 2001, the average interest rate for the short-term lines of credit was 5.7%. Amounts outstanding under these lines of credit are payable on demand and total $2,741 as of August 31, 2001.

Interest  paid was  $15,890,  $12,945,  and  $13,044  in 2001,  2000,  and 1999,
respectively.

LEASES
The Company has a number of operating lease agreements primarily involving machinery, physical distribution, and computer equipment. Certain of these leases contain renewal or purchase options that vary by lease. These leases are noncancelable and expire on dates through 2009. During 1999 and 2000, the Company entered into sale-leaseback transactions whereby the Company sold new and existing manufacturing equipment and leased it back for 7 years. The leasebacks are being accounted for as operating leases. The gains of $2,044 have been deferred and are being amortized to income over the lease term.

Rent expense was $6,150, $5,277, and $3,215 for the years ended August 31, 2001, 2000, and 1999, respectively.

The following is a schedule by year of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2001:

    2002                                                     $   5,232
    2003                                                         5,117
    2004                                                         3,134
    2005                                                         1,200
    2006                                                           955
    2007 and thereafter                                            385
                                                              ---------
    Total Minimum Lease Payments                              $ 16,023
                                                              =========


PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
Pension Plans: The Company has a noncontributory defined benefit pension plan covering certain employees. The plan covers salaried employees and provides pension benefits that are based on years of credited service, employee compensation during years preceding retirement, and the primary social security benefit. The plan also covers hourly employees and provides pension benefits of stated amounts for each year of credited service. The Company's policy is to fund the annual amount required by the Employee Retirement Income Security Act of 1974. Plan assets consist of U.S. Treasury bonds and notes, U.S. governmental agency issues, corporate bonds, and common stocks. The plan held 510,526 common shares of the Company at August 31, 2001 (4.0% of plan assets) and 350,000 shares at August 31, 2000 (3.0% of plan assets).

In 1999, the Company amended its defined benefit pension plan with respect to certain salaried and hourly employees by establishing a defined benefit cash balance pension plan (the Plan). The Plan provides pension benefits that are based on years of credited service and employee compensation during years preceding retirement. Employees who met certain age and service requirements remained in the defined benefit pension plan. In August 2000, the Company amended the Plan to provide additional benefits to certain former employees. This amendment increased the Company's obligations under the Plan by $3,945, which will be amortized against income over approximately 17 years.

The Company also has an unfunded nonqualified supplementary benefit plan through which the Company provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits. The plan covers certain current and former officers and key employees.

In addition, the Company participates in a multiemployer plan that provides defined benefits to certain bargaining unit employees. The Company's contributions to the multiemployer plan totaled $357, $344, and $293 for 2001, 2000 and 1999, respectively.

Postretirement Health and Life: The Company provides postretirement life insurance benefits to certain employees who retired prior to July 1, 1999 and all non-organized salaried and hourly employees who participate in the defined benefit pension plan. The Company previously provided health insurance benefits to designated salaried and hourly employees who participated in the defined benefit pension plan and who retired prior to January 1, 1992. Effective July 1, 2001, the Company amended its postretirement benefit plans and terminated postretirement health insurance for all existing retirees. This amendment decreased the Company's postretirement obligation by $1,684, which will be amortized into income over approximately five years. The Company funds the postretirement benefits on a cash basis.

The following tables provide a reconciliation of the change in the benefit obligation, the change in plan assets, and a statement of the funded status of the plans.



                                                             Pension Benefits        Postretirement Benefits
                                                             2001         2000          2001         2000
                                                            ------       ------        ------       ------
Change in Benefit Obligation
Benefit obligation at beginning of year                  $  96,719    $  98,582       $ 2,858      $ 3,260
Service cost                                                 1,430        1,555            21           22
Interest cost                                                7,629        6,925           221          226
Plan amendments                                                648        5,047        (1,684)          --
Actuarial (gain) loss                                        7,076       (7,591)          889         (118)
Benefits paid                                               (9,569)      (7,799)         (428)        (532)
                                                         ----------   ----------      --------     --------
Benefit obligation at end of year                        $ 103,933    $  96,719       $ 1,877      $ 2,858
                                                         ==========   ==========      ========     ========
Change in Plan Assets
Fair value of plan assets at beginning of year           $ 133,167    $ 120,192            --           --
Actual return on plan assets                                (8,685)      20,682            --           --
Employer contribution                                           93           92           428          532
Benefits paid                                               (9,569)      (7,799)         (428)        (532)
                                                         ----------   ----------      --------     --------
Fair value of plan assets at end of year                 $ 115,006    $ 133,167       $    --      $    --
                                                         ==========   ==========      ========     ========

Funded Status
Funded status                                            $  11,073    $  36,448       $(1,877)     $(2,858)
Unrecognized net actuarial (gains) loss                    (10,473)     (38,483)        2,100        1,266
Unrecognized prior service cost                              6,287        6,038        (1,684)          --
Unrecognized transition asset                                 (279)        (837)           --           --
                                                         ----------   ----------      --------     --------
Net asset (liability)                                    $   6,608    $   3,166       $(1,461)     $(1,592)
                                                         ==========   ==========      ========     ========

Amounts recognized in Statements of Financial Condition
Prepaid (accrued) benefit cost                           $   6,608    $   3,166       $(1,461)     $(1,592)
Additional minimum liability                                    --         (723)           --           --
Intangible asset                                                --          723            --           --
                                                         ----------   ----------      --------     --------
Net amount recognized                                    $   6,608    $   3,166       $(1,461)     $(1,592)
                                                         ==========   ==========      ========     ========


The assumptions used in the measurement of the Company's benefit obligation and net periodic benefit cost were as follows:
                                                              Pension Benefits       Postretirement Benefits
                                                             2001         2000          2001         2000
                                                            ------       ------        ------       ------
Weighted-average assumptions
Discount rate                                                 7.5%         8.3%          7.5%         8.3%
Expected return on plan assets                               10.0%        10.5%           --           --
Rate of compensation increase                                 4.7%         4.7%           --           --


The components of net periodic benefit cost included in results of operation are as follows:

                                           2001        2000        1999           2001       2000        1999
                                          ------      ------      ------         ------     ------      ------
Net Periodic Benefit Cost
Service cost                           $  1,430    $  1,555     $ 2,117          $  21      $  22      $   50
Interest cost                             7,629       6,925       7,104            221        226         262
Expected return on plan assets          (11,672)    (10,594)     (9,088)            --         --          --
Amortization of prior service cost          399          79         334             --         --          --
Recognized net actuarial (gain) loss       (577)         47          39             54         60          65
Amortization of transition asset           (558)       (558)       (558)            --         --          --
Dispositions                                 --          --        (305)            --         --         (47)
Curtailment gain                             --          --      (1,089)            --         --        (511)
                                        --------    --------    --------        -------    -------     -------
Net periodic benefit cost (benefit)    $ (3,349)   $ (2,546)    $(1,446)         $ 296      $ 308       $(181)
                                        ========    ========    ========        =======    =======      =======


The Company also sponsors a 401(k) profit sharing plan for the benefit of substantially all domestic salaried employees. The Company provides a 25% match on employee contributions up to 6% of eligible compensation and a supplemental savings match from 1% to 35% based on the Company achieving a minimum return on shareholders' equity and subject to IRS limitations. Matching contributions made by the Company totaled $596, $734, and $369 for 2001, 2000, and 1999, respectively.

Included in deferred liabilities at August 31, 2001 and 2000, is an accrual totaling $10,804 and $10,439, respectively, for termination benefits for Speedline employees. The liability is based on the employee's length of service, position, and remuneration, and is payable upon separation. There is no vesting period or funding requirement associated with the liability.

COMMITMENTS AND CONTINGENCIES
At August 31, 2001, the Company has committed to capital expenditures of $6,744 in 2002, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA-led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are three Company-owned properties where state-supervised cleanups are expected or are currently underway. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the nature or extent of the Company's involvement with the particular site. In most instances, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At August 31, 2001, the Company's accrued undiscounted reserve for such contingencies was $2,855.

Based upon the contracts and agreements with regards to two environmental matters, the Company believes it is entitled to indemnity for remediation costs at two sites and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded receivables of $1,115 related to anticipated recoveries from third parties.

Allied-Signal Inc. (now Honeywell International) brought an action against the Company seeking a contribution from the Company equal to 50% of Honeywell International's estimated $30,000 remediation cost in connection with a site in southern Ohio. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it disposed of at the site. The court has rendered its decision on this case, however, the exact amount of the verdict has not yet been determined by the court. The amount will be significantly less than the amount sought by the plaintiff and the Company estimates its liability associated with the action to be between $500 and $1,500. The Company believes its liability is at the low end of this range.

In prior years, the Company had recorded a liability for a legal claim asserted by former employees at its Flagg Brass operations. Due to the terms of a settlement, a liability in the amount of $2,226 was reversed in 2000 through a reduction in SG&A expense.


MAJOR CUSTOMERS AND CREDIT CONCENTRATION
The Company sells products to customers primarily in the United States and Europe. The Company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations. On August 31, 2001, total trade receivables from the domestic and foreign automotive industry were $44,082, and $13,150 was due from the construction industry.

Sales to the Company's largest customer, General Motors, were $127,294, $157,099 and $136,469 for the years ended August 31, 2001, 2000, and 1999, respectively. Trade receivables from General Motors on August 31, 2001 and 2000, were $5,895 and $7,845, respectively, and were current. No other single customer accounted for a material portion of trade receivables.


PREFERRED SHARE PURCHASE RIGHTS
Under the Company's Shareholder Rights Plan, as amended on February 24, 1998, holders of common shares have one preferred share purchase right (collectively, the Rights) for each common share held. The Rights contain features, which, under defined circumstances, allow holders to buy common shares at a bargain price. The Rights are not presently exercisable and trade in tandem with the common shares. The Rights become exercisable following the close of business on the earlier of (i) the 20th day after a public announcement that a person or group has acquired 15% or more of the common shares of the Company or (ii) the date designated by the Company's board of directors. It is expected that the Rights will begin to trade independently of the Company's common shares at that time. Unless renewed, the Rights expire on February 23, 2008.

Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:


                                           2001        2000        1999
                                          ------      ------      ------
United States                          $ (41,055)   $    135    $ 23,005
Foreign                                   (8,511)      5,287       8,533
                                        --------     --------     --------
                                       $ (49,566)   $  5,422    $ 31,538
                                        ========     ========     ========
The provisions (benefits) for income taxes are as follows:

Currently payable
    State and local                    $     (20)   $     62    $  1,002
    Foreign                                1,556       3,142       3,450
    Federal                               (3,068)         61       5,499
                                        --------     --------    --------
                                          (1,532)      3,265       9,951

Deferred
    State and local                         (264)         78         133
    Foreign                                 (243)     (1,053)       (803)
    Federal                              (10,396)       (232)      2,940
                                        --------     --------    --------
                                         (10,903)     (1,207)      2,270
                                        --------     --------    --------
                                       $ (12,435)   $  2,058    $ 12,221
                                        ========    ========    =========

Reconciliation of income tax expense (benefit) computed by applying statutory federal income tax rate to the provisions (benefits) for income taxes are as follows:


Federal income tax expense (benefit)
     at statutory rate                 $ (17,348)   $  1,898    $ 11,038
Federal tax credits                         (200)       (200)       (108)
State income taxes                          (285)        117         784
Goodwill amortization                        455         507         852
Higher effective income taxes of
     other countries                       1,588         454         954
Foreign tax basis step-up                      -           -      (1,590)
Increase in valuation allowance            3,048           -           -
Other                                        307        (718)        291
                                        --------     --------    --------
                                       $ (12,435)   $  2,058    $ 12,221
                                       =========     ========    ========

Significant components of deferred tax assets and (liabilities) are as follows:

                                                       2001        2000
                                                      ------      ------
Deferred tax assets related to
    Accrued compensation and related items          $  2,428    $  3,090
    Tax credit carryforwards                           5,789       1,747
    Net operating losses                              24,221       9,179
    Other                                              6,235       2,096
                                                     --------    --------
      Subtotal deferred tax assets                    38,673      16,112
    Valuation allowance                              (13,401)     (3,198)
                                                     --------    --------
      Total deferred tax assets                       25,272      12,914


Deferred tax liabilities related to
    Depreciation                                     (27,226)    (31,954)
    Other                                            (10,732)     (5,584)
                                                     --------    --------
      Total deferred tax liabilities                 (37,958)    (37,538)
                                                     --------    --------
Net deferred tax liabilities                        $(12,686)   $(24,624)
                                                     ========    ========


The Company has foreign net operating loss carryforwards totaling $27,442, of this total, $16,601 will expire in years 2002 through 2006 and $10,841 have an unlimited carryforward. The Company also has domestic net operating loss carryforwards totaling $40,977, of which $20,535 relate to current year operations and $20,442 were recorded as part of the Izumi, Inc. stock acquisition. The domestic net operating loss carryforwards will expire in 2022. In addition, the Company has income tax credits of $1,069 expiring in 2021 and an alternative minimum tax credit of $4,720 that has an unlimited carryforward period. For financial reporting purposes, a valuation allowance of $13,401 has been recognized to offset the deferred tax assets related to those carryforwards. Of the $13,401 valuation allowance, $7,155 relates to the net operating loss carryforwards associated with the purchase of the remaining 40% share in CTC and $6,246 is associated with foreign operations.

Income taxes paid by the Company totaled $1,905, $4,342, and $7,000 in 2001, 2000, and 1999, respectively.

Undistributed earnings of the Company's foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provisions for U.S. income taxes have been provided thereon. It is not practical to determine the deferred tax liability for temporary differences related to these undistributed earnings.


STOCK OPTIONS
The Company has two plans under which stock options for the purchase of common shares can be granted. The 1999 Stock Incentive Plan provides for the granting of options for the purchase of a maximum of 425,000 shares, stock appreciation rights, performance awards, and restricted stock awards to key employees of the Company. Options awarded under the plan may not be granted at an option price less than the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed ten years. All options currently granted under the plan are exercisable one year after the date of grant.

The 1999 Director Stock Option Plan provides for the granting of options for the purchase of a maximum of 150,000 shares. Under the plan, each person serving as a director of the Company on the first business day of January of each year, who is not employed by the Company, is automatically granted options for the purchase of 1,500 shares. All options were granted at an option price equal to the fair market value of a share on the date of grant. Each option is exercisable one year after the date of grant and the maximum term of an option may not exceed ten years.

Certain options also remain outstanding and exercisable from prior stock option plans. In addition, two executive officers received a total of 280,000 stock options as an inducement to their employment at an average exercise price of $8.89.

Information regarding the Company's stock option plans for the years ended August 31, 2001, 2000, and 1999 is as follows:

                                             2001                   2000                  1999
                                      ------------------      ------------------     ------------------
                                           Weighted-               Weighted-              Weighted-
                                            Average                 Average                Average
                                           Exercise                Exercise               Exercise
                                      Shares     Price        Shares      Price       Shares      Price
                                     --------   -------      --------    -------     --------    -------
Outstanding at beginning of year      647,792    $18.36       668,494     $19.21      571,337     $19.94
Granted                               712,834    $ 9.18       161,346     $14.18      132,657     $16.46
Exercised                                   0    $ 0.00       (19,071)    $10.38       (2,000)    $18.03
Cancelled                             (95,300)   $14.12      (162,977)    $18.63      (33,500)    $20.86
                                     --------   -------      --------    -------     --------    -------

Outstanding at end of year          1,265,326    $13.51       647,792     $18.36      668,494     $19.21
                                     --------   -------      --------    -------     --------    -------

Options exercisable at end of year    779,015    $16.26       510,607     $19.51      535,837     $19.89
                                     --------   -------      --------    -------     --------    -------
Weighted-average fair value of
   options granted during the year      $3.33                   $4.81                  $3.36
                                      =======                  ======                 ======


Information regarding options outstanding at August 31, 2001  follows:


                                          Options Outstanding                       Options Exercisable
                                         ---------------------                     ---------------------
                                                 Weighted     Weighted-                         Weighted-
                                                 Remaining     Average                           Average
                                                Contractual   Exercise                           Exercise
Range of Exercise Prices              Number       Life         Price                Number       Price
                                     --------   -------      --------                --------    -------
$8.49 -  $14.50                      741,543    5.6 years       $9.32                 255,232     $ 9.74
$15.53 - $19.09                      329,667    6.1 years      $17.07                 329,667     $17.07
$20.44 - $25.19                      194,116    4.5 years      $23.47                 194,116     $23.47


The Company has elected to adopt the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized related to the Company's stock option plans. Consistent with the provisions of SFAS 123, had compensation cost been determined based on the fair value at the grant date for awards in fiscal 2001, 2000, and 1999 the Company's net loss and net loss per share would be increased for 2001 and net income and net income per share would be reduced for 2000 and 1999 as follows:

                                                    2001       2000       1999
                                                   ------     ------     ------
Proforma effect on net income                       $872      $ 430      $ 290

Proforma effect on net income per share

   Basic                                          $ 0.10     $ 0.05      $0.03
   Diluted                                        $ 0.10     $ 0.05      $0.03



The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:


                                                    2001       2000       1999
                                                   ------     ------     ------

   Expected volatility                             45.0 %     46.0 %     23.0 %
   Dividend yield                                   2.83%      4.42%      3.31%

   Expected life of option in years                  5.0        5.0        5.0

   Risk-free interest rates                      3.5%-5.8%  5.7%-6.8%  4.4%-5.6%


EARNINGS PER SHARE
The following table reflects the calculations for basic and diluted earnings per share for the three years ended August 31:

                                                    2001       2000       1999
                                                   ------     ------     ------
Income (loss)before cumulative effect
   of accounting change                          $(37,131)   $ 3,364   $ 19,317
                                                  -------    -------    -------
Net (loss) income                                $(37,131)   $ 4,347   $ 19,317
                                                  =======    =======    =======

Basic Earnings per Share
Basic shares                                        8,482      8,788      9,144
                                                   ------     ------     ------

Income (loss) before cumulative
    effect of accounting change                  $     -     $  0.38    $  2.11
                                                  -------    -------    -------
Net (loss) income                                $  (4.38)   $  0.49    $  2.11
                                                 ========    =======    =======

Diluted Earnings per Share
Basic shares                                        8,482      8,788      9,144
Stock options                                           -          4         18
                                                  -------    -------    -------
Diluted shares                                      8,482      8,792      9,162
                                                  =======    =======    =======

Income (loss) before cumulative
    effect of accounting change                   $     -    $  0.38    $  2.11
                                                  -------    -------    -------
Net (loss) income                                 $ (4.38)   $  0.49    $  2.11
                                                  =======    =======    =======

For each of the three years, there were outstanding stock options excluded from the computation of diluted earnings per share because the options were antidilutive.

BUSINESS SEGMENTS
Operating segments are organized internally primarily by the type of products produced and markets served, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into two reportable segments: Flow Control Products and Engineered Components. The Flow Control Products segment is a supplier of copper and brass plumbing fittings for the industrial, commercial and residential construction markets, and cast and fabricated metal products for sale to original equipment manufacturers in the transportation, construction, air conditioning and refrigeration industries. The Engineered Components segment is a supplier of aluminum wheels and aluminum automotive components, primarily for automotive original equipment manufacturers. During 2001, the Company reevaluated the composition of the reportable segments and reclassified one business from Engineered Components to Flow Control Products. Prior year segment information was restated to conform to the 2001 presentation.

The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. The accounting policies of the reportable segments are the same as those described in the footnote entitled "Accounting Policies" of the Notes to the Consolidated Financial Statements. There are no intersegment sales.

                                       Net Sales                                       Operating Income
                                          2001            2000            1999            2001           2000           1999
                                         ------          ------          ------          ------         ------         ------
Flow Control Products                  $151,216       $ 168,181       $ 178,483         $ 5,471       $ 23,663       $ 31,061
Engineered Components                   378,157         442,474         410,450         (16,683)         5,243         15,566
Corporate                                     -               -               -         (19,178)        (7,349)        (9,540)
                                       --------        --------        --------         -------        -------        -------
                                        529,373         610,655         588,933         (30,390)        21,557         37,087

Disposition of businesses                     -               -               -               -              -          9,023
Equity in loss of joint
  venture and other
  income (expense)                            -               -               -          (1,644)        (3,206)        (1,390)
Interest expense                              -               -               -         (17,532)       (12,929)       (13,182)
                                       --------        --------        --------         -------        -------        -------
Total net sales and
 income before taxes                   $529,373       $ 610,655       $ 588,933        $(49,566)       $ 5,422       $ 31,538
                                       ========       =========       =========        =========       =======       ========


                                      Capital Expenditures                            Depreciation and Amortization
                                          2001            2000            1999            2001           2000           1999
                                         ------          ------          ------          ------         ------         ------
Flow Control Products                  $ 10,818         $ 5,724         $ 6,867         $ 6,250        $ 6,188        $ 6,110
Engineered Components                    18,897          15,729          40,198          25,288         25,754         24,230
Corporate                                     4              82             295           2,364          1,057          1,006
                                       --------        --------        --------         -------        -------        -------
                                       $ 29,719        $ 21,535        $ 47,360        $ 33,902       $ 32,999       $ 31,346
                                       ========        ========        ========        ========       ========       ========

                                      Total Assets
                                          2001            2000            1999
                                         ------          ------          ------

Flow Control Products                  $ 80,972        $ 94,408        $ 93,622
Engineered Components                   293,482         305,188         349,804
Corporate                                84,236          80,790          90,060
                                       --------        --------        --------
                                       $458,690       $ 480,386       $ 533,486
                                      =========       =========       ==========

* Income before cumulative effect of a change in accounting principle in 2000.


The Company's manufacturing operations are conducted in the United States and Europe. Information about the Company's operations in different geographic areas for the years ended August 31, 2001, 2000, and 1999 is shown below. Net sales are based on the location of the customer.

                                                2001         2000         1999
                                               ------       ------       ------
Net Sales
United States                               $ 354,424    $ 422,403    $ 392,960
Other Europe                                   73,440       92,319      107,602
Germany                                        69,658       76,780       70,143
Other                                          31,851       19,153       18,228
                                            ---------    ---------    ---------
                                            $ 529,373    $ 610,655    $ 588,933
                                            =========    =========    =========
Long-Lived Assets
United States                               $ 165,007    $ 146,908    $ 158,997
Europe                                         77,285       79,949       97,761
                                            ---------    ---------    ---------
                                            $ 242,292    $ 226,857    $ 256,758
                                            =========    =========    =========

The Company's sales by product category are as follows:

                                                2001         2000         1999
                                               ------       ------       ------
Aluminum wheels                             $ 254,804    $ 289,210    $ 301,490
Brass and copper fittings                     147,931      166,203      167,931
Aluminum automotive components                126,638      155,242      115,297
Valves                                              -            -        4,215
                                            ---------    ---------    ---------
                                            $ 529,373    $ 610,655    $ 588,933
                                            =========    =========    =========

QUARTERLY FINANCIAL DATA (UNAUDITED)
($ in thousands except per share data)


                                                                                                                For the
                                                                    Fiscal Quarter                                Year
                                                               ------------------------                        ----------
 2001                                                 1st            2nd            3rd            4th
------                                               -----          -----          -----          -----
Net sales                                         $ 137,944      $ 122,966      $ 136,158      $ 132,305        $ 529,373
Gross profit                                      $  16,288      $   9,968      $   6,084      $   8,453        $  40,793

Net income  (loss)                                $      82      $  (6,737)     $ (19,243)     $ (11,233)       $ (37,131)

Net income (loss) per share - basic               $    0.01      $   (0.80)     $   (2.25)     $   (1.31)       $   (4.38)
Net income(loss)  per share - diluted             $    0.01      $   (0.80)     $   (2.25)     $   (1.31)       $   (4.38)

Average number of shares
 outstanding - basic                                  8,406          8,413          8,536          8,577            8,482
Average number of shares
 outstanding - diluted                                8,412          8,417          8,537          8,577            8,482




                                                                                                                For the
                                                                    Fiscal Quarter                                Year
                                                               ------------------------                        ----------
 2000                                                 1st            2nd            3rd            4th
------                                               -----          -----          -----          -----
Net sales                                         $ 146,079      $ 150,009      $ 163,162      $ 151,405        $ 610,655
Gross profit                                      $  18,311      $  18,631      $  21,387      $  20,365        $  78,694
Income before cumulative effect
of accounting change                              $   1,295      $     284      $   1,485      $     300        $   3,364

Income per share before cumulative
 effect of accounting change - basic              $    0.14      $    0.03      $    0.17      $    0.04        $    0.38
Income per share before cumulative
 effect of accounting change - diluted            $    0.14      $    0.03      $    0.17      $    0.04        $    0.38

Net income                                        $   2,278      $     284      $   1,485      $     300        $   4,347

Net income per share - basic                      $    0.25      $    0.03      $    0.17       $   0.04         $   0.49
Net income per share - diluted                    $    0.25      $    0.03      $    0.17       $   0.04         $   0.49

Average number of shares
 outstanding - basic                                  8,956          8,949          8,863          8,406            8,788
Average number of shares
 outstanding - diluted                                8,962          8,956          8,863          8,407            8,792


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to directors and executive officers of the Company is incorporated herein by reference to that part of the information under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 19, 2001. Certain information concerning executive officers of the Company appears under "Executive Officers of Registrant" at Part I, page 8, of this Report.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to "Executive Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 19, 2001.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The information required by this item is incorporated herein by reference to "Security Ownership of Directors, Nominees, and Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 19, 2001.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 19, 2001.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(a)      Documents filed as part of this report.

1.       Financial statements

         The following financial statements are filed as part of this report. See index on page 2 of this report.

         Report of Independent Auditors

         Consolidated Statements of Operations for the years ended August 31, 2001, 2000, and 1999.

         Consolidated Statements of Financial Condition at August 31, 2001 and 2000.

         Consolidated Statements of Shareholders' Equity for the years ended August 31, 2001, 2000, and 1999.

         Consolidated Statements of Cash Flows for the years ended August 31, 2001, 2000, and 1999.

         Notes to Consolidated Financial Statements

2.       Financial Statement Schedule

         Schedule II Valuation and Qualifying Accounts for the years ended August 31, 2001, 2000, and 1999.

         All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the the financial statements or in the notes thereto.

3.       Exhibits - See Index to Exhibits (page 43 herein).

4. Reports on Form 8-K - During the fourth quarter ended August 31, 2001, the Company did not file any reports on Form 8-K.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 2001.

                                           AMCAST INDUSTRIAL CORPORATION
                                           (Registrant)

                                        By /s/Byron O, Pond
                                           -------------------------------------
                                           Byron O. Pond
                                           President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

      Signature                          Title                      Date
---------------------             --------------------           -------------


/s/Byron O. Pond              President and
----------------------        Chief Executive Officer          November 12, 2001
Byron O. Pond                 Director
                              (Principal Executive Officer)

/s/Francis  J. Drew           Vice President, Finance and      November 12, 2001
---------------------         Chief Financial Officer
Francis J. Drew               (Principal Financial Officer)

/s/Mark D. Mishler            Controller                       November 12, 2001
---------------------         (Principal Accounting Officer
Mark D. Mishler

*James K. Baker               Director                         November 12, 2001
*Walter E. Blankley           Director                         November 12, 2001
*Peter H. Forster             Director                         November 12, 2001
*Don. R. Graber               Director                         November 12, 2001
*Leo W. Ladehoff              Director                         November 12, 2001
*Bernard G. Rethore           Director                         November 12, 2001
*William G. Roth              Director                         November 12, 2001
*R. William Van Sant          Director                         November 12, 2001

       *The undersigned Byron O. Pond, by signing his name hereto, does sign and execute this annual report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

                                                   By  /s/Byron O. Pond
                                                   -----------------------------
                                                       Byron O. Pond
                                                       Attorney in Fact

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

                                ($ In Thousands)



                                                                        Additions
                                                               ---------------------------
                                                Balance        Charged to       Charged to
                                               Beginning       Costs and          Other                               Balance at
             Description                       of Period        Expenses         Accounts         Deductions         End of Period
--------------------------------               -----------     -----------      -----------      -----------         -------------
Deducted From Asset Accounts

Reserves for unrealized losses on properties and other assets held for sale:

      Year ended August 31, 2001               $        -                                         $         -         $        -
      Year ended August 31, 2000               $        -                                         $         -         $        -
      Year ended August 31, 1999               $    2,818                                         $    (2,818) (1)    $        -






(1) Write off of assets against reserve.





                               INDEX TO EXHIBITS

Exhibit                                                                                See Key
Number                            Description                                           Below

          ARTICLES OF INCORPORATION AND BY-LAWS

 3.1      Articles of Incorporation of Amcast Industrial Corporation, incorporated
             by reference from Form 10-K for the year ended August 31, 1996.               I

 3.2      Code of Regulations of Amcast Industrial Corporation, incorporated
             by reference from Form 10-K for the year ended August 31, 1996.               I

          INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
          HOLDERS, INCLUDING INDENTURES

 4.1      $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated
             by reference from Form 10K filed September 3, 1997.                           I

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

 4.4      Third Amendment Agreement dated November 5, 1999, to the $200,000,000
             Credit Agreement between Amcast Industrial Corporation and KeyBank
             National Association dated August 14, 1997, incorporated by reference
             from Form 10-Q for quarter ended November 28, 1999.                           I

 4.5      Fourth Amendment Agreement dated November 28, 1999, to the $200,000,000
             Credit Agreement between Amcast Industrial Corporation and KeyBank
             National Association dated August 14, 1997, incorporated by reference
             from Form 10-Q for quarter ended November 28, 1999.                           I

 4.6      Fifth Amendment Agreement dated May 28, 2000, to the $200,000,000
             (amended to $150,000,000) Credit Agreement between Amcast Industrial
             Corporation and KeyBank National Association dated August 14, 1997,
             incorporated by reference from Form 10-Q for quarter ended May 28, 2000.      I

 4.7      Sixth Amendment Agreement dated June 5, 2001, to the $200,000,000
             (amended to $150,000,000) Credit Agreement between Amcast Industrial
             Corporation, the banking institutions and KeyBank National Association,
             as agent, dated August 14, 1997.                                              F

 4.8      Seventh Amendment Agreement dated July 23, 2001, to the $200,000,000
             (amended to $150,000,000) Credit Agreement between Amcast Industrial
             Corporation, the banking institutions, and KeyBank National Association,
             as agent, dated August 14, 1997.                                              F


 4.9      Eighth Amendment Agreement dated August 6, 2001, to the $200,000,000
             (amended to $150,000,000) Credit Agreement between Amcast Industrial
             Corporation, the banking institutions, and KeyBank National Association,
             as agent, dated August 14, 1997.                                              F

 4.10     Last-In-First-Out Credit Agreement dated June 5, 2001, between Amcast
             Industrial Corporation, the banking institutions, and KeyBank National
             Association, as agent.                                                        F

 4.11     First Amendment Agreement dated July 23, 2001, to the Last-In-First-Out
             Credit Agreement between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent, dated
             June 5, 2001.                                                                 F

 4.12     Second Amendment Agreement dated August 6, 2001, to the Last-In-First-Out
             Credit Agreement between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent, dated
             June 5, 2001.                                                                 F

 4.13     Forbearance and Waiver Agreement dated June 5, 2001, between Amcast
             Industrial Corporation, KeyBank National Association, LIFO agent, for itself as agent and on behalf of the LIFO Banks, Bank One, Indiana,
             National Association, for itself and as agent on behalf of the
             CTC Banks, and Bank One, Indiana, National Association.                       F

 4.14     Subordination, Waiver and Consent Agreement dated June 5, 2001, between
             Amcast Industrial Corporation, KeyBank National Association, LIFO
             agent, for the LIFO Banks (Senior Lenders) the Line of Credit Lenders,
             the Existing Credit Agreement Agent and the Existing Credit Agreement
             Banks, the Noteholders, and the Collateral Agent.                             F

 4.15     Collateral Agency and Intercreditor Agreement dated June 5, 2001, between
             KeyBank National Association, as agent for benefit of and on behalf of the Banks, the Line of Credit Lenders, the Noteholders, and KeyBank
             National Association, as Collateral Agent.                                    F

 4.16     $50,000,000 Note Agreement between Amcast Industrial Corporation and
             Principal Mutual Life Insurance Company and The Northwestern Mutual
             Life Insurance Company, dated November 1, 1995, incorporated by
             reference from Form 10-K for the year ended August 31, 1995.                  I

 4.17     Amendment Agreement dated December 31, 1997, to $50,000,000
             Note Agreement between Amcast Industrial Corporation and Principal
             Mutual Life Insurance Company, dated November 1, 1995, incorporated
             by reference from Form 10-K for the year ended August 31, 1998.               I

 4.18     $15,356,000 Credit Agreement dated September 18, 2001, between Casting
             Technology Company and Bank One, Indiana, National Association.               F

 4.19     Second Amended and Restated Guaranty Agreement dated September 18, 2001, made by Amcast Industrial Corporation, in favor of Bank One, Indiana,
             National Association.                                                         F

 4.20     Security Agreement dated July 28, 1995, made by Casting Technology Company in favor of Bank One, Indiana, National Association, successor by merger
             to NBD Bank, a Michigan banking corporation.                                  F


 4.21     Confirmation of and Amendment to Security Agreement dated September 18, 2001,
             Made by Casting Technology Company, in favor of Bank One, Indiana,
             National Association.                                                         F

 4.22     Collateral Assignment and Security Agreement dated July 24, 2001, between
             Casting Technology Company and KeyBank, National Association, as agent
             for the Banks to the Amcast Industrial Corporation Credit Agreement.          F

 4.23     Pledge Agreement dated July 24, 2001, between Casting Technology Company and KeyBank, National Association, as agent for the Banks to the Amcast
             Industrial Corporation Credit Agreement.                                      F

 4.24     Security Agreement dated July 24, 2001, between Casting Technology Company and KeyBank, National Association, as agent for the Banks to the Amcast
             Industrial Corporation Credit Agreement.                                      F

 4.25     Guaranty of Payment of Debt dated July 24, 2001, between Casting Technology
             Company and KeyBank, National Association, as agent for the Banks to the
             Amcast Industrial Corporation Credit Agreement.                               F

 4.27     Form of Warrants granted to the Noteholders and the Banking institutions.        F

                               MATERIAL CONTRACTS

10.1      Amcast Industrial Corporation Annual Incentive Plan, effective
             September 1, 1982, incorporated by reference from Form 10-K for the
             year ended August 31, 1996.                                                   I

10.2      Deferred Compensation Agreement for Directors of Amcast Industrial
             Corporation, incorporated by reference from Form 10-K for the year
             ended August 31, 1996.                                                        I

10.3      Amended and Restated Executive Agreement between Amcast Industrial
             Corporation and Leo W. Ladehoff, dated July 10, 2000 and restated
             through July 10, 2000, incorporated by reference from Form 10-Q for
             the quarter ended May 28, 2000.                                               I

10.4      Indemnification Agreement for Directors of Amcast Industrial Corporation,
             effective October 30, 1987, incorporated by reference from Form 10-K
             for the year ended August 31, 1996.                                           I

10.5      Trust Agreement for the Amcast Industrial Corporation Nonqualified
             Supplementary Benefit Plan and Executive Agreement with Leo W. Ladehoff dated September 27, 2000, incorporated by reference from Form 10-K for
             the year ended August 31, 2000.                                               I

10.6      Amcast Industrial Corporation Change of Control Agreements, effective
             September 7, 2000, incorporated by reference from Form 10-K for the
             year ended August 31, 2000.                                                   I

10.7      Amcast Industrial Corporation Non-Qualified Supplementary Benefit Plan
             Effective as of June 1, 1999, as restated through March 23, 2001.             F


10.8      Amcast Industrial Corporation 1999 Director Stock Option Plan,
             effective January 1, 1999, Incorporated by referenced from Form 10-K
             for the year ended August 31, 1999.                                           I

10.9      Amcast Industrial Corporation Amended and Restated Long-Term Incentive
             Plan, effective May 26, 1999, incorporated by reference from Form 10-K
             for the year ended August 31, 1999.                                           I

10.10     Amcast Industrial Corporation 1999 Stock Incentive Plan adopted August 25,
             1999, incorporated by reference from Form 10-K for the year ended
             August 31, 1999.                                                              I

10.15     Executive Employment Agreement between Amcast Industrial Corporation
             And Byron Pond, effective February 15, 2001, incorporated by reference
             from Form 10Q for the quarter ended March 4, 2001.                            I

10.12     Consulting Agreement between Amcast Industrial Corporation and Leo W.
             Ladehoff, effective February 15, 2001, incorporated by reference from
             Form 10Q for the quarter ended March 4, 2001.                                 I

             INDEPENDENT AUDITOR'S PREFERABILITY LETTER CONCERNING A
                           CHANGE IN ACCOUNTING METHOD

18.1      Preferability  letter  relating  to  change in  accounting  for
             capitalization   of  the  cost  of  supplies  and  spare  parts
             inventories from Ernst & Young LLP dated October 19, 2000 incorporated
             by reference from Form 10-K for the year ended August 31, 2000.               I

                         SUBSIDIARIES OF THE REGISTRANT

21.1      Amcast Industrial Corporation has 18 significant wholly-owned subsidiaries, with the exception of Lee Brass Company, which is 96% owned by an
             Amcast wholly owned subsidiary, which are included in the consolidated
             financial statements of the Company.                                          F

                         CONSENTS OF EXPERTS AND COUNSEL

23.1      Consent of Ernst & Young LLP dated November 12, 2001, with respect to the inclusion of their report dated October 15, 2001, except for the note entitled "Long-Term Debt and Credit Arrangements" as to which the date
             is November 12, 2001, into this Annual Report (Form 10-K).                    F

                                POWER OF ATTORNEY

24.1      Powers of attorney of persons who are indicated as having executed this
             Annual Report Form 10-K on behalf of another.                                 F

Key:
"F" Indicates document filed herewith.
"I" Indicates document incorporated from another filing.

NOTE: Exhibits have been omitted from the reproduction of this Form 10-K. A copy of the exhibits can be obtained at a reasonable copying charge by writing to Investor Relations, Amcast Industrial Corporation, 7887 Washington Village Drive, Dayton, Ohio 45459