Form 10-Q
period 2001-12-02
AMCAST INDUSTRIAL CORP
filed 2002-01-09
CIK 27425

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



 For the quarter ended December 2, 2001        Commission File Number 1-9967
                                                                      ------



          A M C A S T     I N D U S T R I A L     C O R P O R A T I O N
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Ohio                                    31-0258080
    ---------------------------------                -----------------
       (State of Incorporation)                       (I.R.S. Employer
                                                      Identification No.)

     7887 Washington Village Drive,     Dayton, Ohio             45459
---------------------------------------------------------      ----------
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

Number of Common Shares outstanding, no par value, as of December 2, 2001 - 8,576,740 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 2, 2001

                                    I N D E X
                                   -----------



PART I - FINANCIAL INFORMATION                                             PAGE
                                                                          ------

   Item 1  -  Financial Statements:

              Consolidated Condensed Statements of Financial                  3
              Condition - December 2, 2001 and August 31, 2001

              Consolidated Condensed Statements of Operations -               4
              for the Three Months Ended December 2, 2001
              and December 3, 2000

              Consolidated Condensed Statements of Retained Earnings -        4
              for the Three Months Ended December 2, 2001
              and December 3, 2000

              Consolidated Condensed Statements of Cash Flows -               5
              for the Three Months Ended December 2, 2001
              and December 3 2000

              Notes to Consolidated Condensed Financial Statements         6-12

   Item 2  -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         13-16

   Item 3  - Quantitative and Qualitative Disclosures about Market Risk      17


PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders              17

   Item 6 - Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                   18

PART I - FINANCIAL INFORMATION


                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                ($ in thousands)
                                   (unaudited)

                                                           December 2           August 31
                                                              2001                2001
                                                            --------            --------
ASSETS


Current Assets
     Cash and cash equivalents                             $   8,258           $  14,981
     Accounts receivable                                      66,460              64,408
     Inventories                                              50,592              58,193
     Other current assets                                     11,312              13,846
                                                            ---------           ---------
Total Current Assets                                         136,622             151,428

Property, Plant, and Equipment                               452,451             445,440
    Less accumulated depreciation                           (212,080)           (203,148)
                                                            ---------           ---------
Net Property, Plant, and Equipment                           240,371             242,292

Goodwill                                                      48,016              48,353
Other Assets                                                  18,393              16,617
                                                            ---------           ---------
Total Assets                                               $ 443,402           $ 458,690
                                                            =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Short-term debt                                       $   7,859           $   7,311
     Current portion of long-term debt                       177,599              21,383
     Accounts payable                                         63,218              66,032
     Accrued expenses                                         36,177              38,014
                                                            ---------           ---------
Total Current Liabilities                                    284,853             132,740

Long-Term Debt - less current portion                          6,766             170,296
Deferred Income Taxes                                         14,891              15,272
Deferred Liabilities                                          24,771              24,870
                                                            ---------           ---------
Total Liabilities                                            331,281             343,178

Shareholders' Equity
     Common shares, at stated value
        Authorized - 15,000,000 shares
        Issued - 9,227,600 shares                              9,228               9,228
     Capital in excess of stated value                        72,419              72,419
     Accumulated other comprehensive losses                   (3,771)             (5,903)
     Retained earnings                                        41,880              47,403
     Cost of 650,860 common shares in treasury                (7,635)             (7,635)
                                                            ---------           ---------
Total Shareholders' Equity                                   112,121             115,512
                                                            ---------           ---------
Total Liabilities and Shareholders' Equity                 $ 443,402           $ 458,690
                                                            =========           =========

See notes to consolidated financial statements

                                       3

                          AMCAST INDUSTRIAL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS

                    ($ in thousands except per share amounts)
                                  (unaudited)



                                                                   Three Months Ended
                                                                  --------------------
                                                            December 2          December 3
                                                               2001               2000
                                                             ---------          ---------
Consolidated Condensed Statements of Operations


Net sales                                                   $ 131,210          $ 137,944
Cost of sales                                                 120,658            121,656
                                                             ---------          ---------
  Gross Profit                                                 10,552             16,288

Selling, general and administrative expenses                   13,655             12,197
                                                             ---------          ---------
  Operating (Loss) Income                                      (3,103)             4,091
Equity in joint venture and other (income) and expense           (499)               755
Interest expense                                                4,794              3,199
                                                             ---------          ---------
  (Loss) Income before Income Taxes                            (7,398)               137
Income tax (benefit) expense                                   (1,875)                55
                                                             ---------          ---------
  Net (Loss) Income                                          $ (5,523)         $      82
                                                             =========          =========


Consolidated Condensed Statements of Retained Earnings

Beginning retained earnings                                   $ 47,403         $  87,287
Net (loss) income                                               (5,523)               82
Dividends                                                            -            (1,177)
                                                             ----------         ---------
  Ending Retained Earnings                                    $ 41,880         $  86,192
                                                             ==========         =========



Basic (loss) earnings per share                               $  (0.64)        $    0.01
                                                              =========         =========
Diluted (loss) earnings per share                             $  (0.64)        $    0.01
                                                              =========         =========
Dividends declared per share                                  $      -         $    0.14
                                                              =========         =========
Dividends paid per share                                      $      -         $    0.14
                                                              =========         =========


See notes to consolidated financial statements.


                          AMCAST INDUSTRIAL CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                ($ in thousands)
                                   (unaudited)

                                                                     Three Months Ended
                                                             December 2          December 3
                                                                2001                2000
                                                             ---------           ---------
Operating Activities

        Net (loss) income                                    $ (5,523)          $     82
        Depreciation and amortization                           8,845              7,914
        Deferred liabilities                                     (653)            (1,659)

        Changes in assets and liabilities:
             Accounts receivable                                 (642)             9,437
             Inventories                                        8,149             (9,186)
             Other current assets                               2,202             (4,857)
             Accounts payable                                  (3,449)            (5,428)
             Accrued liabilities                               (1,241)             1,416
             Other                                               (755)               363
                                                              ---------         ----------
        Net Cash Provided (Used) by Operations                  6,933             (1,918)

Investing Activities

        Additions to property, plant, and equipment            (6,998)            (6,050)
        Other                                                    (805)               823
                                                              ---------         ---------

Net Cash Used for Investing Activities                         (7,803)            (5,227)

Financing Activities
        Additions to long-term debt                             1,400             31,000
        Reduction in long-term debt                            (7,656)           (31,820)
        Short-term borrowings                                     401             11,763
        Dividends                                                   -             (1,177)
                                                              ---------         ---------
Net Cash (Used) Provided by Financing Activities               (5,855)             9,766


Effect of exchange rate changes on cash                             2               (284)
                                                              ---------         ---------

Net change in cash and cash equivalents                        (6,723)             2,337


Cash and cash equivalents at beginning of period               14,981              3,062
                                                              ---------         ---------


Cash and Cash Equivalents at End of Period                   $  8,258           $  5,399
                                                              =========         =========


See notes to consolidated financial statements



                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)



Preparation of Financial Statements

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. For the first quarter of fiscal 2001, the Company's investment in Casting Technology Company (CTC), a joint venture, was included in the accompanying consolidated financial statements using the equity method of accounting. On June 5, 2001, the Company acquired its minority partner's 40% share of CTC, bringing the Company's ownership in CTC to 100%. Accordingly, CTC's financial results are consolidated within the Company's statement of income, statement of financial condition, and statement of cash flows for periods subsequent to June 5, 2001. Prior periods were not restated.

The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 2001 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of only normally recurring accruals, necessary for a fair presentation have been included.

Summarized financial information of CTC for the three months ended December 3, 2000, which was accounted for as an investment on Amcast's books, is as follows:


                        December 3,                        Three Months
                           2000                             December 3
                        ----------                             2000
Current Assets          $  12,181                           ----------
Noncurrent Assets          38,705       Net Sales           $  11,629
Current Liabilities        29,117       Gross profit (loss)      (249)
Noncurrent Liabilities      8,830       Net loss               (1,365)

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)



Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) are:


                                                       Three Months Ended
                                                  ----------------------------
                                                  December 2        December 3
                                                     2001              2000
                                                  ----------        ----------

Net (loss) income                                 $ (5,523)         $     82
Foreign currency translation adjustments             2,132            (3,175)
                                                  ---------         ---------
Total Comprehensive (Loss) Income                 $ (3,391)         $ (3,093)
                                                  =========         =========


Inventories

The major components of inventories are:


                                                  December 2         August 31
                                                     2001              2001
                                                  ----------        ----------

Finished products                                  $ 26,075         $  30,470
Work in process                                      12,375            13,952
Raw materials and supplies                           15,839            17,468
                                                   ---------         ---------
                                                     54,289            61,890
Less amount to reduce certain
     inventories to LIFO value                        3,697             3,697
                                                   ---------         ---------
Total Inventory                                    $ 50,592          $ 58,193
                                                   =========         =========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)



Long-Term Debt

The following table summarizes the Company's long-term borrowings:


                                                  December 2         August 31
                                                     2001              2001
                                                  ----------        ----------

Senior notes                                       $ 48,592         $  50,000
Revolving credit notes                              110,843           114,978
Lines of credit                                      13,743            14,200
Other debt                                           10,516            11,492
Capital leases                                          671             1,009
                                                   ---------         ---------
                                                    184,365           191,679
Less current portion                                177,599            21.383
                                                   ---------         ---------
Total Long Term Debt                               $  6,766          $170,296
                                                   =========         =========




The Company's lending group consists of senior note lenders and bank debt. The bank debt is classified as current because its maturity date is September 15, 2002. There is a contingent provision in the loan agreement to extend the maturity date to September 2003, and the Company is negotiating with the banks to complete this maturity extention.

The senior notes are classified as current because the covenant waiver expires in September 2002. The company expects to sign a new senior note agreement during its fiscal 2002 second quarter. The new agreement sets the senior note maturity at November 2003.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)



Earnings (Loss) Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three-month periods ended December 2, 2001 and December 3, 2000, respectively:

                                                       Three Months Ended
                                                  ----------------------------
                                                  December 2        December 3
                                                     2001              2000
                                                  ----------        ----------

Net (loss) income                                 $ (5,523)         $     82
                                                  =========         =========
Basic Earnings per Share:
Basic shares                                         8,577             8,406
                                                  =========         =========

Net (loss) income                                 $  (0.64)         $   0.01
                                                  =========         =========

Diluted Earnings per Share:
Basic shares                                         8,577             8,406
Stock options                                            -                 6
                                                  ---------         ---------
Diluted Shares                                       8,577             8,412
                                                  =========         =========

Net (loss) income                                 $  (0.64)         $   0.01
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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)




Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served, and in accordance with SFAS No. 131. The Company has aggregated similar operating segments into two reportable segments, Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. During the fourth quarter of 2001, the Company reevaluated the composition of the reportable segments and reclassified one business from Engineered Components to Flow Control Products. The presentation of 2001 segment information, including the first quarter of fiscal 2001, was restated to conform with this change. At December 02, 2001 there were no significant changes in identifiable assets of reportable segments from those amounts disclosed at August 31, 2001, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Operating information related to the Company's reportable segments is as follows:

                                  Net Sales             Operating Income (loss)
                         --------------------------   --------------------------
                         For the Three Months Ended   For the Three Months Ended
                         --------------------------   --------------------------
                          December 2    December 3     December 2   December 3
                             2001          2000           2001         2000
                          ----------    ----------     ----------   ----------

Flow Control Products     $  33,405     $  37,194      $   2,146     $  4,546
Engineered Components        97,805       100,750         (3,016)       1,208
Corporate                         -             -         (2,233)      (1,663)
                           ---------     ---------      ---------    ---------
                            131,210       137,944         (3,103)       4,091
Equity in joint venture
 and other (income) expense       -             -           (499)         755
Interest Expense                  -             -          4,794        3,199
                           ---------     ---------      ---------    ---------
Total net sales and income
 (loss) before taxes       $131,210      $137,944       $ (7,398)     $   137
                           =========     =========      =========     =========



Commitments and Contingencies

At December 2, 2001, the Company has committed to capital expenditures of $9.8 million, primarily for the Engineered Components segment.

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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)




The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are three Company-owned properties where state-supervised cleanups are expected. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At December 2, 2001, the Company's accrued undiscounted reserve for such contingencies was $2,855.

Based upon the contracts and agreements with regards to two environmental matters, the Company believes it is entitled to indemnity for remediation costs at two sites and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded receivables of $1,115 related to anticipated recoveries from third parties.

Allied-Signal Inc. (now Honeywell) brought an action against the Company seeking a contribution from the Company equal to 50% of Honeywell's estimated $30,000 remediation cost in connection with a site in southern Ohio. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it disposed of at the site. The court has rendered its decision on this case, however, the exact amount of the verdict has not yet been determined by the court. The amount will be significantly less than the amount sought by the plaintiff and the Company estimates its liability associated with the action to be between $500 and $1,500. The Company believes its liability is at the low end of this range, and $500 is included in the environmental reserve above.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)



Impact of Recently Issued Accounting Standards

In June, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 discontinues the use of the pooling of interest method and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 should not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value is adjusted through a charge to earnings. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives and be reviewed for impairment in accordance with SFAS No. 121.

The Company will apply the new accounting rules for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the standard is expected to result in an increase in annual pretax earnings of approximately $1.4 million, which would increase earnings per share by $0.16. During fiscal 2003, the Company will also perform the first of the required impairment reviews of goodwill and indefinite-lived intangible assets as of September 1, 2002. The Company has not yet determined the possible effect of these reviews on its financial position and results of operations. However, any required adjustments that are identified through these transitional impairment reviews will be recorded as the cumulative effect of a change in accounting principle.

                         AMCAST INDUSTRIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this Report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting, or estimating Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive and construction industries, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive pressures in the Company's Engineered Components and Flow Control Products segments, effectiveness of production improvement plans, cost of raw materials, inherent uncertainties in connection with international operations and foreign currency fluctuations, and labor relations at the Company and its customers. The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and Notes.


Results of Operations

Consolidated net sales decreased by 4.9% to $131.2 million in the first quarter of fiscal 2002 compared with $137.9 million in the first quarter of fiscal 2001. The following table shows the components of the change in consolidated net sales:

     Volume                                                       (9.8%)
     Price and product mix                                         0.6%
     Foreign currency exchange rates                               1.0%
     CTC sales (accounted for on the equity method  in the
     first quarter of  fiscal 2001)                                3.3%
                                                               ---------
                                                                  (4.9%)
                                                               =========

In the first quarter of fiscal 2002, due in part to the September 11, 2001 terrorist attacks, the Company faced a weakened economy with high uncertainty and financial market instability. Volume decreased due to weakness in the U.S. economy both in vehicle production and in construction. Although automotive industry sales were helped by lower interest rates and automobile manufacturers' aggressive use of incentives, U.S. light vehicle production was down by 9% versus the prior year. In the construction industry, construction companies attempted to reduce inventory levels which reduced Flow Control's volume. Partly offsetting the volume decline, sales benefited from an improved product mix, primarily at the Company's European operations, and a stronger Euro. Consolidated sales also increased because Casting Technology Company (CTC) is now reported in the Company's consolidated figures; whereas in the first quarter of fiscal 2001, CTC's activity was accounted for on the equity method. The Company purchased its minority partner's interest in CTC in the fourth quarter of fiscal 2001.

                         AMCAST INDUSTRIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

By segment, Engineered Components sales decreased by 2.9% compared with the first quarter of fiscal 2001, while Flow Control Products sales decreased by 10.2%. If CTC were consolidated in the prior year, Engineered Components sales would have decreased by 13.0%.

Gross profit for the first quarter of fiscal 2002 decreased by 35.2% to $10.6 million. The decrease in gross profit is primarily due to lower sales volume, which not only reduced total sales dollars but manufacturing cost efficiency as well. As a percentage of sales, gross profit was 8.0% for the first quarter of 2002 compared with 11.8% for the first quarter of 2001. In the Flow Control Products segment, lower sales volume and, to a lesser extent, competitive pricing decreased gross profit. In the Engineered Components segment, lower sales volume decreased gross profit partially offset by a favorable product mix and a favorable Euro foreign currency exchange rate.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2002 increased, both in total and as a percentage of sales. As a percentage of sales, SG&A expense was 10.4% and 8.8% in the first quarters of fiscal 2002 and fiscal 2001, respectively. Increased legal and consulting fees associated with bank financing, higher external audit fees, a lower pension benefit, higher costs at the Company's European operation, expenses incurred in relation to the Company's closed facilities, and higher depreciation expense, as well as the fact that CTC's SG&A amounts were reported with the Company's consolidated totals in the first quarter of fiscal 2002, were the primary reasons for the increase in SG&A.

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

Summarized financial information of CTC for the three months ended December 3, 2000, which was accounted for as an investment on Amcast's books, is shown in "Preparation of Financial Statements" in Notes to Consolidated Condensed Financial Statements.

Interest expense was $4.8 million for the first quarter of fiscal 2002, compared with $3.2 million for the first quarter of fiscal 2001. The increase in interest expense is primarily due to higher interest rates as part of debt refinancing (see discussion under "Liquidity and Capital Resources") higher debt levels, as well as including CTC's interest expense in the Company's consolidated totals.

The effective tax rate was 25.3% and 40.1% for the first quarters of fiscal 2002 and 2001, respectively. The tax rate recorded for the first quarter of fiscal 2002 represents an income tax benefit, whereas the tax rate recorded for first quarter of fiscal year 2001 represents an income tax expense. The decrease in the effective tax rate is primarily due to a decrease in the tax benefit on pretax losses from income taxes of the Company's European operation in the first

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




quarter of fiscal 2002. Italian tax law requires the Company to add back certain items to create a tax profit for computing tax expense even though the operation is in a loss position.

Flow Control Products - Net sales for the Flow Control Products segment decreased by 10.2% to $33.4 million for the first quarter of fiscal 2002, compared with $37.1 million for the same period of fiscal 2001. Sales volume decreased by 7.5%, and pricing declined by 2.7%. Operating income in the first quarter of fiscal 2002 was $2.1 million, compared with $4.5 million for the same period of fiscal 2001. The decrease in operating income was primarily due to the decrease in sales volume as well as the impact of manufacturing inefficiencies, offset by a slight increase in operating income from a better product mix and lower manufacturing and administrative spending.

Engineered Components - Net sales for the Engineered Components segment were $97.8 million for the first quarter of fiscal 2002 compared with $100.8 million for the same period of fiscal 2001, a 2.9% decrease. Sales decreased by 10.6% due to a drop in volume. Consolidating CTC in the first quarter of fiscal 2002 increased Engineered Component sales by 4.6%. A stronger Euro in the first quarter of fiscal 2002 compared with the same period in fiscal 2001 increased sales by 1.4%. Also a favorable product mix increased sales by 1.7%. For the first quarter of fiscal 2002, the Engineered Component segment experienced an operating loss of $3.0 million, compared to operating income of $1.2 million during the first quarter of fiscal 2001. This operating loss was primarily due to a decline in sales volume, higher manufacturing and administrative costs, consolidating CTC in the Company's first quarter fiscal 2002 results, and operating inefficiencies.

Liquidity and Capital Resources

Cash provided by operations was $6.9 million in the first quarter of fiscal 2002 compared with cash used for operations of $1.9 million in the first quarter of fiscal 2001. A $4.2 million decrease in working capital requirements plus the non-cash benefits of depreciation and amortization of $8.8 million, offset the net loss of $5.5 million in the first quarter of fiscal 2002. The working capital decrease reflects the Company's commitment to reducing inventory balances.

Investing activities, primarily capital spending, used net cash of $7.8 million in the first quarter of fiscal 2002 compared with $5.2 million used in the first quarter of the prior year. At December 2, 2001, the Company had $9.8 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing activities used $5.9 million of cash in the first quarter of fiscal 2002, compared with cash provided of $9.8 million the first quarter of fiscal 2001. The Company borrowed $2.9 million and repaid $8.8 million of debt. Total debt was 63.2% of total capital at December 02, 2001 and 63.3% at August 31, 2001.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Amcast's Revolving Credit Agreement and the CTC Credit Agreement have a maturity date of September 2002, while the Senior Notes mature November 2005. The company expects to sign a new senior note agreement during its fiscal 2002 second quarter that sets the senior note maturity at November 2003. The Company can not borrow additional funds under the current Revolver Agreement or the current lines of credit, and the lenders have a subordinated security interest in the assets of the Company's U.S. subsidiaries and certain stock of the foreign subsidiaries.

The Company has a credit agreement (the Credit Agreement), which provides for a maximum of $35.0 million based on the Company meeting certain conditions. The Credit Agreement has an interest rate of prime plus 4% and matures April 15, 2002. As of December 2, 2001, there were no borrowings outstanding under the Credit Agreement, and the available borrowing capacity is $35.0 million.


Speedline, the Company's European operation, has short-term lines of credit totaling $17.6 million, of which $14.2 million was available at October 31, 2001.


Contingencies

See "Commitments and Contingencies" in Notes to the Consolidated Condensed Financial Statements.



Impact of Recently Issued Accounting Standards

See  "Impact  of  Recently  Issued   Accounting   Standards"  in  Notes  to  the
Consolidated Condensed Financial Statements.

                         AMCAST INDUSTRIAL CORPORATION





Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. There have been no material changes in the Company's exposure to these items since the Company's disclosure in Item 7A, Part II of Form 10-K for the year ended August 31, 2001.

The Company is also exposed to market risk from price changes in commodity metals whch are raw materials used in its normal operations. When market conditions warrant, forward fixed-price commodity metal supply contracts may be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At December 2, 2001, the company had $8.1 million in forward fixed-price metal supply contracts. To illustrate the potential impact of changes in metal market pricing, a hypothetical 10% change in metal market pricing could change pretax income by approximately $0.8 million.



PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits

    4.1   Waiver  and  Consent  Agreement dated November 11, 2001 between Amcast
    Industrial  Corporation  and   Principal  Life  Insurance  Company  and  The
    Northwestern  Mutual  Life Insurance Company.


b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended December 2, 2001

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


                                                 AMCAST INDUSTRIAL CORPORATION
                                                 -----------------------------
                                                      (Registrant Company)




Date:     January 9, 2002                         By:  /s/ Byron O. Pond
                                                  Byron O. Pond
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:     January 9, 2002                         By:  /s/ Francis J. Drew
                                                  Francis J. Drew
                                                  Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:     January 9, 2002                         By:  /s/ Mark D. Mishler
                                                  Mark D. Mishler
                                                  Corporate Controller
                                                  (Principal Accounting Officer)