Form 10-Q
period 2002-03-03
AMCAST INDUSTRIAL CORP
filed 2002-04-16
CIK 27425

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 3, 2002             Commission File Number 1-9967
                                                                       ------



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

Number of Common Shares outstanding, no par value, as of March 3, 2002 - 8,592,375 shares.

                         AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 3, 2002

                                    I N D E X
                                   -----------



PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           -----

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial              3
                 Condition - March 3, 2002 and August 31, 2001

                 Consolidated Condensed Statements of Operations -           4
                 for the Quarter and Six Months Ended March 3, 2002
                 and March 4, 2001

                 Consolidated Condensed Statements of Retained Earnings -    4
                 for the Quarter and Six Months Ended March 3, 2002
                 and March 4, 2001

                 Consolidated Condensed Statements of Cash Flows -           5
                 for the Six Months Ended March 3, 2002
                 and March 4, 2001

                 Notes to Consolidated Condensed Financial Statements     6-12

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     13-19

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk  20

PART II - OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders          21

      Item 5 - Other Information                                            21

      Item 6 - Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                                  22

PART I - FINANCIAL INFORMATION


                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (Unaudited)
                                                                 March 3          August 31
                                                                  2002              2001
                                                                ---------         ---------
ASSETS
Current Assets
     Cash and cash equivalents                                  $  7,024          $ 14,981
     Accounts receivable                                          65,061            64,408
     Inventories                                                  45,175            58,193
     Other current assets                                         12,207            13,846
                                                                ---------         ---------
Total Current Assets                                             129,467           151,428

Property, Plant, and Equipment                                   447,869           445,440
     Less accumulated depreciation                              (213,237)         (203,148)
                                                                ---------         ---------
Net Property, Plant, and Equipment                               234,632           242,292

Goodwill                                                          47,678            48,353
Other Assets                                                      19,157            16,617
                                                                ---------         ---------
Total Assets                                                    $430,934          $458,690
                                                                =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Short-term debt                                            $  9,075           $ 7,311
     Current portion of long-term debt                           176,996            21,383
     Accounts payable                                             58,858            66,032
     Accrued expenses                                             36,212            38,014
                                                                ---------         ---------
Total Current Liabilities                                        281,141           132,740

Long-Term Debt (less current portion)                              5,675           170,296
Deferred Income Taxes                                             15,279            15,272
Deferred Liabilities                                              24,080            24,870

Shareholders' Equity
     Preferred shares, without par value
        Authorized - 1,000,000 shares; Issued - None                   -                 -
     Common shares, at stated value
        Authorized - 15,000,000 shares
        Issued - 9,227,600 shares                                  9,228             9,228
     Capital in excess of stated value                            72,419            72,419
     Accumulated other comprehensive losses                       (6,339)           (5,903)
     Retained earnings                                            36,903            47,403
     Cost of 635,225 and 650,860 common shares in treasury        (7,452)           (7,635)
                                                                ---------         ---------
Total Shareholders' Equity                                       104,759           115,512
                                                                ---------         ---------
Total Liabilities and Shareholders' Equity                      $430,934         $ 458,690
                                                                =========         =========

See notes to consolidated financial statements



                                              AMCAST INDUSTRIAL CORPORATION
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  AND RETAINED EARNINGS
                                        ($ in thousands except per share amounts)
                                                       (Unaudited)


                                                                 Three Months Ended                      Six Months Ended
                                                              --------------------------             -------------------------
                                                              March 3            March 4             March 3           March 4
                                                               2002               2001                2002              2001
                                                            ----------         ----------          ----------        ----------
Consolidated Condensed Statements of Income

Net Sales                                                   $ 136,989          $ 122,966           $ 272,169         $ 260,910
Cost of sales                                                 125,969            112,998             250,597           234,654
                                                            ----------         ----------          ----------        ----------
Gross Profit                                                   11,020              9,968              21,572            26,256
Selling, general and administrative expenses                   13,714             15,848              27,369            28,045
                                                            ----------         ----------          ----------        ----------
Operating Loss                                                 (2,694)            (5,880)             (5,797)           (1,789)
Other (income) expense                                           (492)               855                (991)            1,610
Interest expense                                                4,191              3,321               8,985             6,520
                                                            ----------         ----------          ----------        ----------
Loss Before Income Taxes                                       (6,393)           (10,056)            (13,791)           (9,919)
Income tax benefit                                             (1,511)            (3,319)             (3,386)           (3,264)
                                                            ----------         ----------          ----------        ----------
Net Loss                                                     $ (4,882)          $ (6,737)          $ (10,405)         $ (6,655)
                                                            ==========         ==========          ==========        ==========


Consolidated Condensed Statements of Retained Earnings

Beginning Retained Earnings                                  $ 41,880           $ 86,192            $ 47,403          $ 87,287
     Net loss                                                  (4,882)            (6,737)            (10,405)           (6,655)
     Dividends                                                      -             (1,178)                  -            (2,355)
     Stock awards                                                 (95)               (19)                (95)              (19)
                                                            ----------         ----------          ----------        ----------
Ending Retained Earnings                                     $ 36,903           $ 78,258            $ 36,903          $ 78,258
                                                            ==========         ==========          ==========        ==========

Basic Loss Per Share                                          $ (0.57)           $ (0.80)            $ (1.21)          $ (0.79)
                                                            ==========         ==========          ==========        ==========

Diluted Loss Per Share                                        $ (0.57)           $ (0.80)            $ (1.21)          $ (0.79)
                                                            ==========         ==========          ==========        ==========

Dividends Declared Per Share                                  $     -            $  0.14             $     -           $  0.14
                                                            ==========         ==========          ==========        ==========

Dividends Paid Per Share                                      $     -            $  0.14             $     -           $  0.14
                                                            ==========         ==========          ==========        ==========

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                 Six Months Ended
                                                           -----------------------------
                                                             March 3             March 4
                                                              2002                2001
                                                           ---------           ---------
Operating Activities
     Net loss                                              $(10,405)           $ (6,655)
     Depreciation and amortization                           17,182              16,551
     Deferred liabilities                                      (541)                 97
     Changes in assets and liabilities
        Accounts receivable                                  (2,466)              6,212
        Inventories                                          12,563             (12,479)
        Other current assets                                  1,905              (7,076)
        Accounts payable                                     (6,446)             (8,150)
        Accrued liabilities                                  (1,517)             (2,698)
        Other                                                  (555)              1,614
                                                           ---------           ---------
Net Cash Provided (Used) by Operations                        9,720             (12,584)

Investing Activities
     Additions of property, plant, and equipment            (11,872)            (12,863)
     Other                                                     (747)                265
                                                           ---------           ---------
Net Cash Used by Investing Activities                       (12,619)            (12,598)

Financing Activities
     Additions to long-term debt                              4,645             107,752
     Reduction in long-term debt                            (10,848)            (74,520)
     Short-term borrowings                                    1,367                (630)
     Dividends                                                    -              (2,355)
                                                           ---------           ---------
Net Cash (Used) Provided by Financing Activities             (4,836)             30,247

Effect of exchange rate changes on cash                        (222)               (172)
                                                           ---------           ---------
Net change in cash and cash equivalents                      (7,957)              4,893

Cash and cash equivalents at beginning of period             14,981               3,062
                                                           ---------           ---------
Cash and Cash Equivalents at End of Period                 $  7,024            $  7,955
                                                           =========           =========

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Preparation of Financial Statements

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. For the first six months of fiscal 2001, the Company's investment in Casting Technology Company (CTC), a joint venture, was included in the accompanying consolidated financial statements by the equity method of accounting. On June 5, 2001, the Company acquired its minority partner's 40% share of CTC, bringing the Company's ownership in CTC to 100%. Accordingly, CTC's financial results are consolidated within the Company's statement of income, statement of financial condition, and statement of cash flows for periods subsequent to June 5, 2001. Prior periods were not restated.

The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 2001 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, including normally recurring accruals, necessary for a fair presentation have been included.

Summarized financial information as of March 4, 2001 and for the quarter and six months ended March 4, 2001 for CTC, which was accounted for as an investment on Amcast's books, is as follows:

                                                              March 4, 2001
                       March 4                          ------------------------
                        2001                            Three Months  Six Months
                      --------                              Ended       Ended
Current assets         $11,483                          ------------  ----------
Noncurrent assets       37,896       Net sales            $ 6,443     $18,072
Current liabilities     36,673       Gross profit (loss)     (221)       (470)
Noncurrent liabilities       -       Net profit (loss)     (1,234)     (2,599)

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) are:

                                   Three Months Ended         Six Months Ended
                                  --------------------       -------------------
                                   March 3     March 4       March 3     March 4
                                    2002        2001          2002        2001
                                  --------    --------      ---------   --------
Net income (loss)                 $(4,882)    $(6,737)      $(10,405)   $(6,655)
Foreign currency translation
  adjustments                      (2,568)      1,065           (436)    (2,110)
                                  --------    --------      ---------   --------
Total comprehensive income(loss)  $(7,450)    $(5,672)      $(10,841)   $(8,765)
                                  ========    ========      =========   ========



Inventories

The major components of inventories are:


                                                March 3               August 31
                                                 2002                   2001
                                              ----------             ----------
Finished products                              $ 21,097               $ 30,470
Work in process                                  11,525                 13,952
Raw materials and supplies                       16,250                 17,468
                                              ----------             ----------
Total inventory before LIFO adjustment           48,872                 61,890
Less amount to reduce certain
      inventories to LIFO value                  (3,697)                (3,697)
                                              ----------             ----------
Total inventory                                $ 45,175               $ 58,193
                                              ==========             ==========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Long-Term Debt

The following table summarizes the Company's long-term borrowings:

                                                   March 3         August 31
                                                    2002             2001
                                                 ----------       ----------
Senior notes                                      $ 48,592         $ 50,000
Revolving credit notes                             110,631          114,978
Lines of credit                                     13,743           14,200
Other debt                                           9,347           11,492
Capital leases                                         358            1,009
                                                 ----------       ----------
Total long-term debt                               182,671          191,679
Current portion of long-term debt                 (176,996)         (21,383)
                                                 ----------       ----------
Total long-term debt less current portion         $  5,675         $170,296
                                                 ==========       ==========

The Company's lending group consists of senior note lenders and banks. The bank debt is classified as current because its maturity date is September 15, 2002. There is a contingent provision in the loan agreement to extend the maturity date to September 2003, and the Company is negotiating with the banks to complete this maturity extension. The Company plans to sign a new bank agreement during its fiscal 2002 third quarter.

The senior notes are classified as current because the covenant waiver expires in September 2002. The Company is negotiating to set the senior note maturity at November 2003, and to defer a $12.5 million sinking fund payment to that date. The Company plans to sign the new senior note agreement during its fiscal 2002 third quarter.

If the bank debt and senior notes matured in the fiscal 2003 first quarter, the current portion of long-term debt would become $23,529, making the current portion of total debt $32,605, and the long-term debt would become $159,142 as of March 3, 2002. The following table summarizes the pro forma debt classsification if the bank debt and senior notes mature in the fiscal 2003 first quarter.

                                                   March 3         August 31
                                                    2002             2001
                                                 ----------       ----------

Total long-term debt                             $ 182,671        $ 191,679
Current portion of long-term debt                  (23,529)         (21,383)
                                                 ----------       ----------
Total long-term debt less current portion        $ 159,142        $ 170,296
                                                 ==========       ==========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Earnings (Loss) Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three-month and six-month periods ended March 3, 2002 and March 4, 2001, respectively:

                                Three Months Ended          Six Months Ended
                             ----------------------     -----------------------
                                March 3    March 4          March 3    March 4
                                 2002       2001             2002       2001
                             ---------   ---------       ----------   ---------

Net income (loss)            $ (4,882)   $ (6,737)        $(10,405)   $ (6,655)
                             =========   =========       ==========   =========

Basic Earnings per Share:
Basic shares                    8,587       8,413            8,582       8,409
                             =========   =========       ==========   =========

Net income (loss)             $ (0.57)    $ (0.80)         $ (1.21)    $ (0.79)
                             =========   =========       ==========   =========

Diluted Earnings per Share:
Basic shares                    8,587       8,413            8,582       8,409
Stock options                       -           -                -           -
Stock warrants                      -           -                -           -
                             ---------   ---------       ----------   ---------
Diluted shares                  8,587       8,413            8,582       8,409
                             =========   =========       ==========   =========

Net income (loss)             $ (0.57)    $ (0.80)         $ (1.21)    $ (0.79)
                             =========   =========       ==========   =========


For each of the periods presented, there were outstanding stock options and stock warrants excluded from the computation of diluted earnings per share because these items were antidilutive.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served, and in accordance with SFAS No. 131. The Company has two reportable segments, Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. During the 2001 fiscal fourth quarter, the Company reevaluated the composition of the reportable segments and reclassified one business from Engineered Components to Flow Control Products. The presentation of fiscal 2001 segment information, including the three and six month periods ended March 4, 2001, was restated to conform with this change. At March 3, 2002 there were no significant changes in identifiable assets of reportable segments from those amounts disclosed at August 31, 2001, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Operating information related to the Company's reportable segments is as follows:

                                    Net Sales           Operating Income (Loss)
                          --------------------------  --------------------------
                          For the Three Months Ended  For the Three Months Ended
                          --------------------------  --------------------------
                              March 3      March 4        March 3      March 4
                               2002         2001            2002        2001
                             ---------    ---------      ---------    ---------
Flow Control Products        $ 32,565     $ 37,909          $ 455      $ 2,829
Engineered Components         104,424       85,057         (1,206)      (3,945)
Corporate                           -            -         (1,943)      (4,764)
                             ---------    ---------      ---------    ---------
                              136,989      122,966         (2,694)      (5,880)
Other (income) expense              -            -           (492)         855
Interest expense                    -            -          4,191        3,321
                             ---------    ---------      ---------    ---------
Total net sales and income
  (loss) before taxes        $136,989     $122,966        $(6,393)    $(10,056)
                             =========    =========      =========    =========

                                   Net Sales           Operating Income (Loss)
                          --------------------------  --------------------------
                           For the Six Months Ended    For the Six Months Ended
                          --------------------------  --------------------------
                              March 3      March 4        March 3      March 4
                               2002         2001            2002        2001
                             ---------    ---------      ---------    ---------
Flow Control Products        $ 65,970     $ 75,103        $ 2,601      $ 7,375
Engineered Components         206,199      185,807         (4,222)      (2,737)
Corporate                           -            -         (4,176)      (6,427)
                             ---------    ---------      ---------    ---------
                              272,169      260,910         (5,797)      (1,789)
Other (income) expense              -            -           (991)       1,610
Interest expense                    -            -          8,985        6,520
                             ---------    ---------      ---------    ---------
Total net sales and income
  (loss) before taxes        $272,169     $260,910       $ (13,791)   $ (9,919)
                             =========    =========      =========    =========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)



Commitments and Contingencies

At March 3, 2002, the Company had committed to capital expenditures of $6,394, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are three Company-owned properties where state-supervised cleanups are expected. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. The Company does not expect any cost reimbursement from its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At March 3, 2002, the Company's accrued undiscounted reserve for such contingencies was $2,855.

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

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Allied-Signal Inc. (now Honeywell International) brought an action against the Company seeking a contribution from the Company equal to 50% of Honeywell's estimated $30,000 remediation cost in connection with a site in southern Ohio. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it disposed of at the site. The court has rendered its decision on this case, however, the exact amount of the verdict has not yet been determined by the court. The amount will be significantly less than the amount sought by the plaintiff and is included in the environmental reserve above.

Impact of Recently Issued Accounting Standards

In June, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

SFAS No. 141 discontinues the use of the pooling of interest method and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 should not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

Under the adoption of SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will be reviewed annually for impairment. If, based on these reviews, the related assets were found to be impaired, their carrying value would be adjusted through a charge to earnings. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives and be reviewed for impairment in accordance with SFAS No. 121.

The Company will adopt the new accounting rules for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the standard is expected to result in an increase in annual pretax earnings of approximately $1.4 million, which would increase earnings per share by $0.16. During fiscal 2003, the Company will also perform the first of the required impairment reviews of goodwill and indefinite-lived intangible assets as of September 1, 2002. The Company has not fully determined the possible effect of these reviews on its financial position and results of operations, but anticipates impaired goodwill may exist. Any required adjustments that are identified through these transitional impairment reviews will be recorded as a cumulative effect of a change in accounting principle.

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

Results of Operations

Toward the end of the second quarter of fiscal 2002, the overall U.S. economy began to show early signs of recovery from its weakness during the fiscal 2002 first quarter. However, over the entire three-month period of the second quarter, the Company found the overall economy still to be somewhat weak. Year-to-date financial results for fiscal 2002 compared with fiscal 2001, reflect the unfavorable impact the fiscal 2002 first quarter had on the Company's fiscal 2002 first half results.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Consolidated net sales increased by 11.4% to $137.0 million in the fiscal 2002 second quarter, compared with $123.0 million in the fiscal 2001 second quarter. The following table shows the components of the change in consolidated net sales for the fiscal 2002 second quarter:

                                                             Total
                                                            --------
        Volume                                                4.2%
        Price and product mix                                 3.4%
        Foreign currency exchange rates/other                 0.5%
        CTC sales (accounted for by the equity method
          in the fiscal 2001 second quarter)                  3.3%
                                                            --------
                                                             11.4%
                                                            ========


The volume increase was driven by the Company's Engineered Component segment of business. This increase was primarily due to increased wheel sales, and to a lesser extent, increased aluminum components sales, both of which were the result of new business and growth in U.S. light vehicle manufacturing during the fiscal 2002 second quarter.

The volume increase in the Engineered Components segment more than offset the volume decline in the Flow Control Products segment. Although residential housing benefited from low interest rates and unusually good weather in the fiscal 2002 second quarter, commercial and industrial construction continued to show weakness. Also reducing volume were competitive pressures and construction contractors operating with reduced inventory levels.

Amcast sales also benefited from combined price and product mix improvements, mainly in global wheels, and to a lesser part in aluminum components. This growth partly offset the decline in product mix and price for Flow Control Products caused by competitive pressure.

Consolidated sales also increased because Casting Technology Company (CTC) is now reported in the Company's consolidated figures; whereas in the fiscal 2001 second quarter, CTC's activity was accounted for by the equity method.

By segment, Engineered Components sales increased by 22.8% compared with the second quarter of fiscal 2001, which offset the 14.1% decrease in Flow Control sales. If CTC were consolidated in the second quarter of fiscal 2001, Engineered Components sales would have increased by 14.1%.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

For the first six months of fiscal 2002, consolidated net sales increased by 4.3% to $272.2 million compared with $260.9 million in the fiscal 2001 first half. The following table illustrates the components of the increase in consolidated net sales:

                                                              Total
                                                            --------

        Volume                                                (3.0)%
        Price and product mix                                  2.4%
        Foreign currency exchange rates/other                  1.6%
        CTC sales (accounted for by the equity method
          in the second quarter of fiscal 2001)                3.3%
                                                            --------
                                                               4.3%
                                                            ========


For the first six months of fiscal 2002, overall volume decreased as growth in the fiscal 2002 second quarter did not offset the volume decline in the fiscal 2002 first quarter. In the fiscal 2002 first quarter, a weakened U.S. economy with high uncertainty and financial market instability, resulted in reduced volume. CTC is now reported in the Company's consolidated figures; whereas in the first six months of fiscal 2001, CTC's activity was accounted for using the equity method.

By segment, Engineered Components sales increased by 11.0% compared with the first six months of fiscal 2001. If CTC were consolidated in the first six months of fiscal 2001, Engineered Components sales would have increased by 1.1%. Flow Control Products sales decreased by 12.2%. Flow Control Products volume declined due to increased competition and continued weakness in commercial and industrial construction. A decline in sales due to pricing, primarily due to lower copper prices and also to competitive market pressures, was offset by an improved product mix predominantly in Engineered Components wheel products.

Gross profit for the fiscal 2002 second quarter increased by 10.6% to $11.0 million, while gross profit for the first six months of fiscal 2002 decreased by 17.8% to $21.6 million. As a percentage of sales, gross profit was 8.0% for the second quarter and 7.9% for the first half of fiscal 2002, compared with 8.1% and 10.1%, respectively, for the same periods of fiscal 2001. In the Flow Control Products segment, lower sales volume and, to a lesser extent, competitive pricing decreased gross profit. In the Engineered Components segment, an improved price and product mix helped to increase gross profit.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative (SG&A) expenses for the second quarter and the first six months of fiscal 2002, decreased both in total dollars and as a percentage of sales. As a percentage of sales, SG&A expense was 10.0% and 12.9% in the second quarters of fiscal 2002 and fiscal 2001, respectively, and 10.1% and 10.7% for the first six months of fiscal 2002 and fiscal 2001, respectively. The SG&A decrease for the fiscal 2002 second quarter is primarily due to $3.0 million of expense incurred in the fiscal 2001 second quarter for unusual items that were not repeated in the current year. These unusual items consisted of legal and other professional fees for a strategic alternative review, severance expenses for senior management changes, and increased workers compensation and other reserves for previously-closed facilities. Versus the prior year, SG&A for the fiscal 2002 second quarter also included $1.3 million for ERP implementation costs, a lower pension benefit, and $0.5 million by consolidating CTC.

Effective June 5, 2001, the Company purchased the remaining 40% interest in CTC, its joint venture with Izumi Industries, bringing total ownership to 100%. The purchase price was approximately $4.0 million of which $2.0 million is payable in annual installments over the next five years. The acquisition was accounted for by the purchase method; accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. No goodwill resulted from the transaction. The pro forma effect of the acquisition on the results of operations is not material.

Summarized financial information of CTC as of March 4, 2001 and for the three and six months ended March 4, 2001, which was accounted for as an investment on Amcast's books, is shown in "Preparation of Financial Statements" in the Notes to Consolidated Condensed Financial Statements.

Interest expense was $4.2 million and $9.0 million for the second quarter and first six months of fiscal 2002, compared with $3.3 million and $6.5 million, respectively, for the same periods of fiscal 2001. The increase in interest expense is primarily due to higher interest rates as part of debt refinancing and higher debt levels, as well as including CTC's interest expense in the Company's consolidated totals.

The effective tax rate was 23.6% and 24.6% for the second quarter and first six months of fiscal 2002, compared with 33.0% and 32.9%, respectively, for the same periods of fiscal 2001. The tax rates represent an income tax benefit due to the losses recorded by the Company. The lower effective tax rate in the second quarter is primarily due to a decrease in the tax benefit on pretax losses from income taxes of the Company's European operation in fiscal year 2002. Italian tax law requires the Company to add back certain items to create a tax profit for computing tax expense even though the operation is in a loss position.

Flow Control Products - Net sales for the Flow Control Products segment decreased by 14.1% to $32.6 million for the fiscal 2002 second quarter, compared with $37.9 million for the same period of fiscal 2001. For the first six months of fiscal 2002, sales decreased by 12.2% to $66.0 million, compared with $75.1 million for the first six months of fiscal 2001. Sales volume decreased by 10.1% for the fiscal 2002 second quarter, and by 9.6% for the first six months of fiscal 2002. Price and mix together declined by 4.0% for the fiscal 2002 second quarter, and by 2.5% for the first six months of fiscal 2002.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Operating income in the fiscal 2002 second quarter was $0.5 million, compared with $2.8 million for the same period of fiscal 2001. For the first six months of fiscal 2002, operating income was $2.6 million, compared with $7.4 million for the same period of fiscal 2001. The decrease in operating income was primarily due to lower sales volume, and competitive market pricing, as well as the cost to implement an ERP system. These unfavorable items were partly offset by a slightly better product mix.

Engineered Components Net sales for the Engineered Components segment increased by 22.8% to $ 104.4 million for the fiscal 2002 second quarter, compared with $85.1 million for the same period of fiscal 2001. For the first six months of fiscal 2002 sales increased by 11.0% to $206.2 million, compared with $185.8 million for the first six months of fiscal 2001. Sales volume increased by 10.6% for the second quarter of fiscal 2002, and was even for the first six months of fiscal 2002. An improved product mix increased sales by 9.3% for the fiscal 2002 second quarter and by 6.6% for the first six months of fiscal 2002. Consolidating CTC in the second quarter and first six months of fiscal 2002 increased sales by 4.8% and 4.7% respectively.

The operating loss in the second quarter of fiscal 2002 was $1.2 million, compared with a loss of $3.9 million for the same period of fiscal 2001. For the first six months of fiscal 2002, the operating loss was $4.2 million, compared with a loss of $2.7 million for the same period of fiscal 2001. The overall decrease in operating income was primarily due to lower absorption from reduced inventory levels as well as a decrease in volume, price, and product mix in the fiscal 2002 first quarter mainly caused by the weak economy.

Liquidity and Capital Resources

For the first six months of fiscal 2002, cash provided by operations was $9.7 million compared with cash used for operations of $12.6 million in the first half of fiscal 2001. A $2.9 million decrease in working capital requirements plus $17.2 million in non-cash benefits of depreciation and amortization, offset the net loss of $10.4 million for the first six months of fiscal 2002. The working capital decrease continues to reflect the Company's commitment to reducing inventory balances. This benefit was partly offset by an increase in accounts receivable and a reduction in accounts payable.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Investing activities used net cash of $12.6 million for the first six months of fiscal 2002, which was the same amount of cash used in the prior-year period. Capital spending of $11.9 million was lower than the $12.9 million spent in the prior year, due to the Company's cash management strategy in fiscal 2002. At March 3, 2002, the Company had $6.4 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing activities used $4.8 million of cash in the first six months of fiscal 2002, compared with cash provided of $30.2 million the first six months of fiscal 2001. The Company borrowed $3.0 million made available by foreign currency rate fluctuations on its Euro debt. CTC and Speedline together borrowed $3.0 million. Debt repayments were $5.2 million for the bank debt and senior notes, $1.0 million by Speedline, and $4.6 million by CTC. Total debt as a percent of total capital was 64.7% at March 3, 2002 and 63.3% at August 31, 2001.

Amcast's Revolving Credit Agreement and the CTC Credit Agreement have a maturity date of September 2002, while the senior notes mature November 2005. The Company expects to sign a new agreement during its fiscal 2002 third quarter that extends the bank debt maturity to September 2003. Also in its fiscal 2002 third quarter, the Company expects to sign a new agreement that sets the senior note maturity at November 2003. The Company cannot borrow additional funds under the current Revolver Agreement or the current lines of credit, and the lenders have a subordinated security interest in the assets of the Company's U.S. subsidiaries and certain stock of the Company's foreign subsidiaries.

The Company has a LIFO credit agreement (the Credit Agreement), which provides for a maximum of $35.0 million based on the Company meeting certain conditions. The Credit Agreement has an interest rate of prime plus 4% and matures April 15, 2002. As of March 3, 2002, there were no borrowings outstanding under the Credit Agreement, and the available borrowing capacity is $35.0 million. The Company is negotiating to extend the Credit Agreement to September 2003, and plans to sign this extension during its fiscal 2002 third quarter.

The Company must make scheduled debt payments (which are included with the current portion of long-term debt) of $6.5 million and $5.0 million at the end of the third and fourth quarters of fiscal 2002, respectively. The Company expects to make these payments with cash flow from operations.

In order to meet its financial covenants, the Company needs to achieve operating results reasonably consistent with its 2002 operating plan. This plan calls for 2002 income to be higher than in 2001. The Company plans to reduce cost of goods sold through improved plant efficiencies, decreasing inventories, higher productivity, and lower scrap. In addition, the Company plans to reduce selling, general and administrative expenses primarily through reductions in personnel and employee benefit costs, and other cost savings programs.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Company was in compliance with its debt covenants for the first six months of fiscal 2002. Management believes the Company will satisfy the covenants in the fiscal 2002 third and fourth quarters.

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

The Company is also exposed to market risk from price changes in commodity metals which are raw materials used in its normal operations. When market conditions warrant, forward fixed-price commodity metal supply contracts may be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At March 3, 2002, the Company had $6.0 million in forward fixed-price metal supply contracts. To illustrate the potential impact of changes in metal market pricing, a hypothetical 10% change in metal market pricing could change pretax income by approximately $0.6 million.

The Company is also exposed to market risk from price changes in the Euro currency because the Company has bank debt denominated in Euros. Because the lending group has capped the Company's debt balance in U.S. dollars, changes in the Euro/U.S. dollar exchange rate impact the amount of debt. At March 3, 2002 the Company had 57.5 million of Euro denominated debt, or $49.7 million. To illustrate the potential impact of changes in Euro.U.S. dollar exchange rates, a hypothetical 10% change in currency exchange rates could change the debt level by approximately $5.5 million.

                          AMCAST INDUSTRIAL CORPORATION


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  a) The annual meeting of shareholders of Amcast Industrial Corporation was held on December 19, 2001.

  b) At the annual meeting, shareholders voted on and approved two proposals. Those proposals are stated below, together with information concerning the votes cast.

    1. Election of three directors to serve for a term of three years. Directors elected were Walter E. Blankley, Byron O. Pond, and William G. Roth.

                         Walter E. Blankley    Byron O. Pond    William G. Roth
                         ------------------    -------------    ---------------
       Shares For            7,792,804           7,971,622          7,793,480
       Shares Withheld         320,013             141,195            319,337
                             ---------           ---------          ---------
        Total                8,112,817           8,112,817          8,112,817
                             =========           =========          =========


        Directors continuing in office until the 2002 annual meeting include James K. Baker, R. William Van Sant, and Don R. Graber. Directors continuing in office until the 2003 annual meeting include Peter H. Forester, Leo W. Ladehoff, and Bernard G. Rethore.

    2. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 2002.

        Shares For           7,928,809
        Shares Against         172,404
        Shares Abstain          11,604
                            ----------
         Total               8,112,817
                            ==========

Item 5 - Other Information
--------------------------

On March 20, 2002, James K. Baker retired as a director, having reached the director's retirement age. On April 8, 2002, Joseph R. Grewe became president and chief operating officer and a director of the Company. Also on April 8, 2002, Leo W. Ladehoff retired as Chairman of the Board, while remaining a director, and Byron O. Pond, CEO, became Chairman of the Board.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibits
      None

b)  Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the quarter ended March 3, 2002

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


                                              AMCAST INDUSTRIAL CORPORATION
                                              -----------------------------
                                              (Registrant Company)




Date:  April 16, 2002                         By: /s/ Byron O. Pond
                                                  ------------------------------
                                              Byron O. Pond
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date:  April 16, 2002                         By: /s/ Francis J. Drew
                                                  ------------------------------
                                              Francis J. Drew
                                              Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


Date:  April 16, 2002                         By: /s/ Mark D. Mishler
                                                  ------------------------------
                                              Mark D. Mishler
                                              Corporate Controller
                                              (Principal Accounting Officer)