Form 10-Q
period 2002-06-02
AMCAST INDUSTRIAL CORP
filed 2002-07-17
CIK 27425

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          ---
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 2, 2002                Commission File Number 1-9967
                                                                         ------



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

Number of Common Shares outstanding, no par value, as of June 2, 2002 - 8,619,460 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 2, 2002

                                    I N D E X




PART I - FINANCIAL INFORMATION                                              PAGE
                                                                           -----

      Item 1  -  Financial Statements:

                 Consolidated Condensed Balance Sheets - June 2, 2002          3
                 and August 31, 2001

                 Consolidated Condensed Statements of Operations -             4
                 for the Quarter and Nine Months Ended June 2, 2002
                 and June 3, 2001

                 Consolidated Condensed Statements of Retained Earnings -      4
                 for the Quarter and Nine Months Ended June 2, 2002
                 and June 3, 2001

                 Consolidated Condensed Statements of Cash Flows -             5
                 for the Nine Months Ended June 2, 2002
                 and June 3, 2001

                 Notes to Consolidated Condensed Financial Statements       6-12

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13-20

      Item 3  -  Quantitative and Qualitative Disclosures about Market Risk   21

PART II - OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders            22

      Item 5 - Other Information                                              22

      Item 6 - Exhibits and Reports on Form 8-K                            22-23

SIGNATURES                                                                    24

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)
                                                           June 2     August 31
                                                            2002         2001
                                                         ---------    ---------
ASSETS

Current Assets
     Cash and cash equivalents                           $   4,455    $  14,981
     Accounts receivable                                    77,040       64,408
     Inventories                                            47,483       58,193
     Other current assets                                    9,603       13,846
                                                         ---------    ---------
Total Current Assets                                       138,581      151,428

Property, Plant, and Equipment                             455,951      445,440
     Less accumulated depreciation                        (221,386)    (203,148)
                                                         ---------    ---------
Net Property, Plant, and Equipment                         234,565      242,292

Goodwill                                                    47,341       48,353
Other Assets                                                20,956       16,617
                                                         ---------    ---------
Total Assets                                             $ 441,443    $ 458,690
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Short-term debt                                     $   7,998    $   7,311
     Current portion of long-term debt                      17,365       21,383
     Accounts payable                                       72,842       66,032
     Accrued expenses                                       41,720       38,014
                                                         ---------    ---------
Total Current Liabilities                                  139,925      132,740

Long-Term Debt (less current portion)                      160,372      170,296
Deferred Income Taxes                                       14,747       15,272
Deferred Liabilities                                        22,906       24,870

Shareholders' Equity
     Preferred shares, without par value
        Authorized - 1,000,000 shares; Issued - None             -            -
     Common shares, at stated value
        Authorized - 15,000,000 shares
        Issued - 9,227,600 shares                            9,228        9,228
     Capital in excess of stated value                      72,419       72,419
     Accumulated other comprehensive losses                 (6,174)      (5,903)
     Retained earnings                                      35,154       47,403
     Cost of 608,140 and 650,860 common shares in treasury  (7,134)      (7,635)
                                                         ---------    ---------
Total Shareholders' Equity                                 103,493      115,512
                                                         ---------    ---------
Total Liabilities and Shareholders' Equity               $ 441,443    $ 458,690
                                                         =========    =========

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (Unaudited)



                                                                   Three Months Ended                    Nine Months Ended
                                                               ---------------------------          ---------------------------
                                                                June 2            June 3             June 2            June 3
                                                                 2002              2001               2002              2001
                                                               ---------         ---------          ---------         ---------
Consolidated Condensed Statements of Operations

Net Sales                                                      $151,423          $136,158           $423,592          $397,068
Cost of sales                                                   135,127           130,074            385,724           364,728
                                                               ---------         ---------          ---------         ---------
Gross Profit                                                     16,296             6,084             37,868            32,340
Selling, general and administrative expenses                     13,436            24,374             40,805            52,419
                                                               ---------         ---------          ---------         ---------
Operating Income (Loss)                                           2,860           (18,290)            (2,937)          (20,079)
Other (income) expense                                              166               972               (825)            2,582
Interest expense                                                  4,227             4,601             13,212            11,121
                                                               ---------         ---------          ---------         ---------
Loss Before Income Taxes                                         (1,533)          (23,863)           (15,324)          (33,782)
Income tax expense (benefit)                                         37            (4,620)            (3,349)           (7,884)
                                                               ---------         ---------          ---------         ---------
Net Loss                                                       $ (1,570)         $(19,243)          $(11,975)         $(25,898)
                                                               =========         =========          =========         =========


Consolidated Condensed Statements of Retained Earnings

Beginning Retained Earnings                                    $ 36,903          $ 78,258           $ 47,403          $ 87,287
    Net loss                                                     (1,570)          (19,243)           (11,975)          (25,898)
    Dividends                                                         -                 -                  -            (2,355)
    Treasury shares issued
      401(k) matching contributions                                (179)                -               (179)                -
      Stock awards                                                    -              (388)               (95)             (407)
                                                               --------          --------           --------          --------
Ending Retained Earnings                                       $ 35,154          $ 58,627           $ 35,154          $ 58,627
                                                               =========         =========          =========         =========

Basic Loss Per Share                                            $ (0.18)          $ (2.25)           $ (1.39)          $ (3.06)
                                                               =========         =========          =========         =========

Diluted Loss Per Share                                          $ (0.18)          $ (2.25)           $ (1.39)          $ (3.06)
                                                               =========         =========          =========         =========

Dividends Declared Per Share                                    $     -           $     -            $     -           $  0.28
                                                               =========         =========          =========         =========

Dividends Paid Per Share                                        $     -           $     -            $     -           $  0.28
                                                               =========         =========          =========         =========


See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                     -------------------------
                                                       June 2          June 3
                                                        2002            2001
                                                     ---------       ---------
Operating Activities
     Net loss                                        $(11,975)       $(25,898)
     Depreciation and amortization                     25,745          24,833
     Deferred liabilities                              (2,922)         (2,335)
     Changes in assets and liabilities
        Accounts receivable                           (12,652)          5,675
        Inventories                                    11,537          11,864
        Other current assets                            4,940          (7,403)
        Accounts payable                                5,583         (24,889)
        Accrued liabilities                             3,378           2,475
        Other                                          (2,103)          6,024
                                                     ---------       ---------
Net Cash Provided (Used) by Operations                 21,531          (9,654)

Investing Activities
     Additions of property, plant, and equipment      (16,253)        (17,309)
     Other                                                (25)         (2,273)
                                                     ---------       ---------
Net Cash Used by Investing Activities                 (16,278)        (19,582)

Financing Activities
     Additions to long-term debt                        3,254         108,570
     Reduction in long-term debt                      (18,305)        (75,437)
     Short-term borrowings                                408           6,431
     Dividends                                              -          (2,355)
     Sale (Purchase) of treasury shares                     -           1,500
     Other                                                  -             (70)
                                                     ---------       ---------
Net Cash (Used) Provided by Financing Activities      (14,643)         38,639

Effect of exchange rate changes on cash                (1,136)           (867)
                                                     ---------       ---------
Net change in cash and cash equivalents               (10,526)          8,536

Cash and cash equivalents at beginning of period       14,981           3,062
                                                     ---------       ---------
Cash and Cash Equivalents at End of Period           $  4,455        $ 11,598
                                                     =========       =========

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Nature of Operations

Amcast Industrial Corporation is a leading manufacturer of technology-intensive metal products. Its two business segments are Flow Control Products, a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets, and Engineered Components, a leading supplier of aluminum wheels and aluminum components for automotive original equipment manufacturers in North America as well as a leading supplier of light-alloy wheels for automotive original equipment manufacturers and aftermarket applications in Europe.

Preparation of Financial Statements

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated. For the first nine months of fiscal 2001, the Company's investment in Casting Technology Company (CTC), a joint venture, was included in the accompanying consolidated financial statements by the equity method of accounting. On June 5, 2001, the Company acquired its minority partner's 40% share of CTC, bringing the Company's ownership in CTC to 100%. Accordingly, CTC's financial results are consolidated within the Company's statements of operations, balance sheets, and statements of cash flows for periods subsequent to June 5, 2001. Prior periods were not restated.

Summarized financial information as of June 3, 2001 and for the quarter and nine months ended June 3, 2001 for CTC, which was accounted for as an investment on Amcast's books, is as follows:
                                                               June 3, 2001
                          June 3                       -------------------------
                           2001                        Three Months  Nine Months
                         --------                          Ended       Ended
Current assets           $ 9,034                        ------------ ----------
Noncurrent assets         36,781      Net sales           $ 8,298    $ 26,370
Current liabilities       24,640      Gross profit (loss)    (152)       (622)
Noncurrent liabilities    11,070      Net profit (loss)    (2,599)     (5,198)


The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 2001 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, including normally recurring accruals, necessary for a fair presentation have been included, however interim financial reporting requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from those estimates.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) are:

                                     Three Months Ended      Nine Months Ended
                                     ------------------     ------------------
                                     June 2     June 3       June 2    June 3
                                      2002       2001         2002      2001
                                    --------- ---------     --------- ---------
Net income (loss)                    $(1,570) $(19,243)     $(11,975) $(25,898)
Foreign currency translation
  adjustments                            165     3,868          (271)    1,758
                                    --------- ---------     --------- ---------
Total comprehensive income (loss)    $(1,405) $(15,375)     $(12,246) $(24,140)
                                    ========= =========     ========= =========



Inventories

The major components of inventories are:


                                               June 2          August 31
                                                2002             2001
                                              ---------        ---------
Finished products                             $ 22,130         $ 30,470
Work in process                                 12,481           13,952
Raw materials and supplies                      16,569           17,468
                                              ---------        ---------
Total inventory before LIFO adjustment          51,180           61,890
Less amount to reduce certain
      inventories to LIFO value                 (3,697)          (3,697)
                                              ---------        ---------
Total inventory                               $ 47,483         $ 58,193
                                              =========        =========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Property, Plant, and Equipment

The major components of property, plant, and equipment are as follows:

                                              June 2            August 31
                                               2002               2001
                                            -----------        -----------
Land and buildings                           $ 79,225           $ 76,718
Machinery and equipment                       364,645            342,918
Construction in progress                       12,081             25,804
                                            -----------        -----------
                                              455,951            445,440
Accumulated depreciation                     (221,386)          (203,148)
                                            -----------        -----------
Net property, plant, and equipment          $ 234,565          $ 242,292
                                            ===========        ===========

Depreciation expense was $8,122 and $7,781 for the three month periods ended June 2, 2002 and June 3, 2001, respectively, and $24,420 and $23,338 for the nine month periods ended June 2, 2002 and June 3, 2001, respectively.


Long-Term Debt

The following table summarizes the Company's long-term borrowings:

                                                    June 2          August 31
                                                     2002              2001
                                                   ---------        ---------
Senior notes                                       $ 46,762         $ 50,000
Revolving credit notes                              107,869          114,978
Lines of credit                                      13,149           14,200
Other debt                                            9,762           11,492
Capital leases                                          195            1,009
                                                   ---------        ---------
Total long-term debt                                177,737          191,679
Current portion of long-term debt                   (17,365)         (21,383)
                                                   ---------        ---------
Total long-term debt less current portion          $160,372         $170,296
                                                   =========        =========
                                       8

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Postretirement Benefits

Effective June 1, 2002, the Company amended its postretirement benefit plans and terminated postretirement life insurance for all retirees except for those under contractual agreements. This amendment decreased the Company's postretirement obligation by $919.


Earnings (Loss) Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three-month and nine-month periods ended June 2, 2002 and June 3, 2001, respectively:

                               Three Months Ended           Nine Months Ended
                             ----------------------      ----------------------
                               June 2      June 3          June 2       June 3
                                2002        2001            2002         2001
                             ---------    ---------       ---------    ---------

Net income (loss)            $ (1,570)    $(19,243)       $(11,975)    $(25,898)
                             =========    =========       =========    =========
Basic Earnings per Share:
Basic shares                    8,601        8,536           8,588        8,451
                             =========    =========       =========    =========

Net income (loss)             $ (0.18)     $ (2.25)        $ (1.39)     $ (3.06)
                             =========    =========       =========    =========

Diluted Earnings per Share:
Basic shares                    8,601        8,536           8,588        8,451
Stock options                       -            -               -            -
Stock warrants                      -            -               -            -
                             ---------    ---------       ---------    ---------
Diluted shares                  8,601        8,536           8,588        8,451
                             =========    =========       =========    =========

Net income (loss)             $ (0.18)     $ (2.25)        $ (1.39)     $ (3.06)
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

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served, and in accordance with SFAS No. 131. The Company has two reportable segments, Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. During the 2001 fiscal fourth quarter, the Company revaluated the composition of the reportable segments and reclassified one business unit from Engineered Components to Flow Control Products. The presentation of fiscal 2001 segment information, including the three and nine month periods ended June 3, 2001, was restated to conform with this change. At June 2, 2002 there were no significant changes in identifiable assets of reportable segments from those amounts disclosed at August 31, 2001, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Operating information related to the Company's reportable segments is as follows:

                                       Net Sales         Operating Income (Loss)
                                  -------------------    -----------------------
                                    For the Three              For the Three
                                     Months Ended               Months Ended
                                  -------------------    -----------------------
                                    June 2    June 3          June 2     June 3
                                     2002      2001            2002       2001
                                  ---------  ---------      ---------  ---------
Flow Control Products             $ 37,373   $ 39,294        $ 2,542   $ (3,309)
Engineered Components              114,050     96,864          1,264     (8,490)
Corporate                                -          -           (946)    (6,491)
                                  ---------  ---------      ---------  ---------
                                   151,423    136,158          2,860    (18,290)
Other (income) expense                   -          -            166         972
Interest expense                         -          -          4,227       4,601
                                  ---------  ---------      ---------  ---------
Total net sales and income (loss)
before taxes                      $151,423   $136,158       $ (1,533)  $(23,863)
                                  =========  =========      =========  =========

                                       Net Sales         Operating Income (Loss)
                                  -------------------    -----------------------
                                    For the Three              For the Three
                                     Months Ended               Months Ended
                                  -------------------    -----------------------
                                    June 2    June 3          June 2     June 3
                                     2002      2001            2002       2001
                                  ---------  ---------      ---------  ---------
Flow Control Products             $103,343   $114,398        $ 5,143    $ 4,066
Engineered Components              320,249    282,670         (2,958)   (11,227)
Corporate                                -          -         (5,122)   (12,918)
                                  ---------  ---------      ---------  ---------
                                   423,592    397,068         (2,937)   (20,079)
Other (income) expense                   -          -           (825)      2,582
Interest expense                         -          -          13,212     11,121
                                  ---------  ---------      ---------  ---------
Total net sales and income (loss)
before taxes                      $423,592   $397,068        $(15,324) $(33,782)
                                  =========  =========      =========  =========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Commitments and Contingencies

At June 2, 2002, the Company had committed to capital expenditures of $5,975, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S.
EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA-led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There are three Company-owned properties where state-supervised cleanups are expected. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the extent of the Company's involvement with the particular site. In each instance, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. The Company does not expect any cost reimbursement from its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At June 2, 2002, the Company's accrued undiscounted reserve for such contingencies was $2,385.

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

The Company will adopt the new accounting rules for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the standard is expected to result in an increase in annual pretax earnings of approximately $1.4 million, which would increase earnings per share by $0.16. During fiscal 2003, the Company will also perform the first of the required impairment reviews of goodwill and indefinite-lived intangible assets as of September 1, 2002. The Company has not fully determined the possible effect of these reviews on its financial position and results of operations, but anticipates impairment may exist for all of the Company's goodwill, which was $47,341 at June 2, 2002. Actual impairment of goodwill will be calculated at the beginning of fiscal 2003. Any required adjustments that are identified through these transitional impairment reviews will be recorded as a cumulative effect of a change in accounting principle.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements may, for example, express projections, forecasts, or estimates about Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Due to circumstances beyond the Company's control, actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive and construction industries, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive pressures in the Company's Engineered Components and Flow Control Products segments, effectiveness of production improvement plans, cost of raw materials, inherent uncertainties in connection with international operations and foreign currency fluctuations, and labor relations at the Company and its customers. This list of factors is not meant to be a complete list of items that may affect the accuracy of forward-looking statements, and as such all forward-looking statements should be analyzed with the understanding of their inherent uncertainty.

The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes and with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 2001, included in the Company's Annual Report on Form 10-K.

Results of Operations

Consolidated net sales of $151.4 million in the fiscal 2002 third quarter increased by $15.2 million, or 11.2%, from $136.2 million in the fiscal 2001 third quarter. The following table shows the components of the change in consolidated net sales for the fiscal 2002 third quarter:


                                                           Third Quarter
                                                           -------------
Volume                                                          7.8%
Price and product mix                                          -1.7%
Foreign currency exchange rates/other                           0.7%
CTC sales (accounted for by the equity method
  in the fiscal 2001 third quarter)                             4.4%
                                                           -------------
      Total Sales                                              11.2%
                                                           =============
                                       13

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The volume increase was driven by the Company's Engineered Component segment. Aluminum components and global wheels sales accounted for the increase related to volume over the prior year-quarter. This volume increase offset the decline in the Flow Control Products volume due to competitive market pressures.

Price and product mix negatively affected sales in the fiscal 2002 third quarter compared with the third quarter of fiscal 2001. Flow Control Products continue to experience a decline in price due to competitive market pressure and product mix. For Engineered Components, there was a decrease in raw material costs which was passed through by contract to the customer.

Consolidated sales also increased because Casting Technology Company (CTC) is now reported in the Company's consolidated figures; whereas in the fiscal 2001 third quarter, CTC's activity was accounted for by the equity method. If CTC were consolidated in the prior year, sales would have increased by 4.8%.

By segment, Engineered Components sales increased by 17.7% and Flow Control sales decreased by 4.9% compared with the third quarter of fiscal 2001. If CTC were consolidated in the third quarter of fiscal 2001, Engineered Components sales would have increased by 8.5%.

For the first nine months of fiscal 2002, consolidated net sales increased by 6.7% to $423.6 million compared with $397.1 million in the first nine months of fiscal 2001. The following table illustrates the components of the increase in consolidated net sales:

                                                          Year-to-Date
                                                          ------------
Volume                                                        0.5%
Price and product mix                                         0.8%
Foreign currency exchange rates/other                         1.7%
CTC sales (accounted for by the equity method
  in the first nine months of fiscal 2001)                    3.7%
                                                          ------------
      Total Sales                                             6.7%
                                                          ============


For the first nine months of fiscal 2002, overall volume, price, and product mix increased over the same period a year ago. This increase was reflective of higher and more profitable sales in the Engineered Component segment. CTC is now reported in the Company's consolidated figures; whereas in the first nine months of fiscal 2001, CTC's activity was accounted for using the equity method.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

By segment, Engineered Components sales increased by 13.3% compared with the first nine months of fiscal 2001. If CTC were consolidated in the first nine months of fiscal 2001, Engineered Components sales would have increased by 3.6%. Flow Control Products sales decreased by 9.7%. Flow Control Products volume declined due to increased market competition and weakness in commercial and industrial construction markets. A decline in Flow Control Products sales due to pricing, primarily due to lower copper prices and also to competitive market pressures, was offset by improved volume and product mix in the Engineered Components products.

Gross profit for the fiscal 2002 third quarter increased by 2.7 times to $16.3 million, or 10.8% of sales, compared with $6.1 million, or 4.5% of sales, for the same period a year ago. For the first nine months of fiscal 2002, gross profit increased by 17.1% to $37.9 million, or 8.9% of sales, compared with $32.3 million, or 8.1% of sales, for the first nine months of fiscal 2001. Excluding unusual items recorded in fiscal 2001, gross profit for the fiscal 2002 third quarter increased by 50.7%, or $5.5 million, and gross profit for the first nine months of fiscal 2002 increased by 2.2%, or $0.8 million, compared with the same periods a year ago. The gross profit increase is due to U.S. automotive sales of new aluminum components and wheel products and improved manufacturing efficiency in the U.S. automotive operations, partly offset by new product launch costs at the Richmond facility. Wheel manufacturing, operating at near capacity, benefited from higher sales volume with an improved price and product mix. The Amcast Production System (APS), a streamlined, more efficient manufacturing approach, increased gross profit by reducing manufacturing costs. APS should continue to benefit gross profit as more of the Amcast workforce becomes certified.

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2002 were $13.4 million, or 8.9% of sales, compared with $24.4 million, or 17.9% of sales, in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, SG&A expenses were $40.8 million, or 9.6% of sales, compared with $52.4 million, or 13.2% of sales, for the same period a year ago. The decrease in SG&A is primarily due to expenses recorded of $10.8 million in the third quarter and $13.8 million the first nine months of fiscal 2001 for unusual items. These unusual items consisted of legal and other professional fees for debt refinancing due to the Company's default on non-monetary debt covenants and a strategic alternative review, various asset reserves and write-downs, severance expenses for senior management changes, and increased workers compensation and other reserves for previously-closed facilities.

Excluding unusual items, fiscal 2001 third quarter SG&A was 10.0% of sales and fiscal 2001 nine month SG&A was 9.7% of sales. Increased SG&A in the fiscal 2002 third quarter for ERP implementation costs, a lower pension benefit, and $0.4 million by consolidating CTC, was partly offset by a continuing cost reduction program. During the fiscal 2002 third quarter, the Company revaluated its employee vacation practice and reduced its vacation liability by $1.6 million to properly reflect the pay-as-you-go vacation policy. Also during the quarter, the Company amended its postretirement benefits and terminated postretirement life insurance for all retirees, except for those under contractual agreements. This amendment decreased the Company's postretirement obligation by $0.9 million. The benefits of these SG&A adjustments were largely offset by new product launch costs at the Richmond plant; thus, the combined effect did not have a significant impact on the Company's fiscal 2002 third quarter operating income.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Effective June 5, 2001, the Company purchased the remaining 40% interest in CTC, its joint venture with Izumi Industries, bringing total ownership to 100%. The purchase price was approximately $4.0 million of which $1.6 million is payable in annual installments over the next four years. The Company paid $0.4 million in the fiscal 2002 third quarter. The acquisition was accounted for by the purchase method; accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. No goodwill resulted from the transaction. The pro forma effect of the acquisition on the results of operations is not material.

Summarized financial information of CTC as of June 3 , 2001 and for the three and nine months ended June 3, 2001, which was accounted for as an investment on Amcast's books, is shown in "Preparation of Financial Statements" in the Notes to Consolidated Condensed Financial Statements.

Interest expense was $4.2 million and $13.2 million for the third quarter and first nine months of fiscal 2002, compared with $4.6 million and $11.1 million, respectively, for the same periods of fiscal 2001. The quarterly decrease in interest expense is due to lower average interest rates and reduced debt levels. The increase in interest expense for the first nine months of fiscal 2002 is primarily due to higher debt levels, receivables financing, and including CTC's interest expense in the Company's consolidated totals.

The Company's effective tax rate is impacted by operations in various domestic and foreign tax jurisdictions. For fiscal 2002 and 2001, the income tax benefit due to pre-tax losses was offset by additional tax expense at the Company's Italian operation. Italian tax law requires the Company add back certain items resulting in a tax profit even though the operation is in a loss position for book purposes. The tax rate for the fiscal 2002 third quarter was 36.0% plus an Italian tax expense of $0.6 million, compared with a tax rate of 37.0% plus an Italian tax expense of $1.2 million in the fiscal 2001 third quarter. The tax rate for the first nine months of fiscal 2002 was 36.0% plus an Italian tax expense of $2.2 million, compared with a tax rate of 37.9% plus an Italian tax expense of $1.9 million for the same period a year ago. The tax rate also includes a valuation allowance that partially reserves against deferred tax assets related to tax loss carryforwards of the Company's Italian operations.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Flow Control Products - Net sales for the Flow Control Products segment decreased by 4.9% to $37.4 million for the fiscal 2002 third quarter, compared with $39.3 million for the same period of fiscal 2001. For the first nine months of fiscal 2002, sales decreased by 9.7% to $103.3 million, compared with $114.4 million for the first nine months of fiscal 2001. Sales volume decreased by 2.8% for the fiscal 2002 third quarter, and by 8.0% for the first nine months of fiscal 2002. Price and mix together declined by 4.1% for the fiscal 2002 third quarter, and by 3.7% for the first nine months of fiscal 2002.

Operating income in the fiscal 2002 third quarter was $2.5 million, compared with a loss $3.3 million (income of $2.0 million excluding unusual items) for the same period of fiscal 2001. For the first nine months of fiscal 2002, operating income was $5.1 million, compared with $4.1 million ($9.6 million excluding unusual items) for the same period of fiscal 2001. Excluding unusual items in 2001, the operating income decrease was primarily due to lower sales volume, competitive market pricing, and the cost to implement an ERP system. The reduced vacation liability to properly reflect the pay-as-you-go vacation policy contributed $0.6 million to fiscal 2002 third quarter segment income.

Engineered Components - Net sales for the Engineered Components segment increased by 17.7% to $114.1 million for the fiscal 2002 third quarter, compared with $96.9 million for the same period of fiscal 2001. For the first nine months of fiscal 2002 sales increased by 13.3% to $320.2 million, compared with $282.7 million for the first nine months of fiscal 2001. Sales volume increased by 12.0% for the third quarter of fiscal 2002, and 3.9% for the first nine months of fiscal 2002. Product mix decreased sales by 0.7% for the fiscal 2002 third quarter and increased sales by 2.7% for the first nine months of fiscal 2002. Consolidating CTC in the second quarter and first nine months of fiscal 2002 increased sales by 6.2% and 5.2% respectively.

Operating income in the fiscal 2002 third quarter was $1.3 million, compared with a loss of $8.5 million ($2.5 million loss excluding unusual items) for the same period of fiscal 2001. For the first nine months of fiscal 2002, the operating loss was $3.0 million, compared with a loss of $11.2 million ($5.3 million loss excluding unusual items) for the same period of fiscal 2001. Excluding unusual items in 2001, the increase in operating income was primarily due to the Company's U.S. operations due to improved operating efficiencies, higher sales volume, and a favorable price and product mix. The reduced vacation liability to properly reflect the pay-as-you-go vacation policy contributed $1.0 million to fiscal 2002 third quarter segment income.

Liquidity and Capital Resources

For the first nine months of fiscal 2002, cash provided by operations was $21.5 million compared with cash used for operations of $9.7 million in the first nine months of fiscal 2001. A $7.8 million decrease in working capital requirements plus $25.7 million in non-cash benefits of depreciation and amortization, offset the net loss of $12.0 million for the first nine months of fiscal 2002. The working capital decrease continues to reflect the Company's commitment to reducing inventory balances.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Investing activities, primarily for capital spending, used net cash of $16.3 million for the first nine months of fiscal 2002, compared with cash used of $19.6 million for the first nine months of fiscal 2001. Capital spending of $16.3 million was lower than the $17.3 million spent in the prior year, due to the Company's cash management strategy in fiscal 2002. At June 2, 2002, the Company had $6.0 million of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing activities used $14.6 million of cash in the first nine months of fiscal 2002, compared with cash provided of $38.6 million for the first nine months of fiscal 2001. The Company increased debt by $1.0 million for financing its insurance coverage, CTC borrowed $2.2 million, and Speedline had net borrowing activity of $0.4 million. Debt repayments were $18.3 million; $11.5 million for the bank debt and senior notes, $1.1 million by Speedline, $5.4 million by CTC, and $0.3 million other. Total debt as a percent of total capital was 64.2% at June 2, 2002 and 63.3% at August 31, 2001.

In July, the Company successfully negotiated a restructuring of its credit facilities with its bank group and senior note holders (the "Restructuring Agreements"). This restructuring included the LIFO credit agreement (the "Credit Agreement"). As restructured, the bank credit facilities have been continued through September 14, 2003, and a required $12.5 million prepayment under the senior notes has been deferred until November, 2003, when the senior notes will mature. The Company cannot borrow additional funds from its bank group or senior note holders. These lenders have security interests in the assets of the Company and the Company's U.S. subsidiaries.

The Credit Agreement provides for a maximum of $20.0 million based on the Company meeting certain conditions. The interest rate is at prime plus 2%. As of June 2, 2002, there were no borrowings outstanding under the Credit Agreement. As of July 16, 2002 there was $20.0 million outstanding under the Credit Agreement, of which $16.0 million was deposited in a cash collateral account.

The restructuring established new debt covenants for the fiscal 2002 fourth quarter and for each quarter of fiscal 2003. As part of the restructuring, the Company and its lenders will reset the debt covenants to reflect the Company's 2003 business plan when the plan is completed.

The revolving portion of the CTC credit agreement has a maturity date of September 2002. It is anticipated that it will be restructured in the fiscal 2002 fourth quarter to continue the debt facility through September 14, 2003.

As of June 2, 2002, CTC had $2.9 million available under its $6.5 million revolving credit facility. As of May 5, 2002, Speedline had lines of credit totaling $10.6 million of which $7.3 was available.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The Company describes its significant accounting policies in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," issued December 12, 2001, the Company has identified the policies it believes are most critical to an understanding of the Corporation's financial statements. Since application of these accounting policies involves the exercise of judgement and use of estimates, actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized at the time products are shipped to unaffiliated customers, legal title has passed, and all significant contractual obligations of the Company have been satisfied.

Inventory Valuation - Inventories are valued at the lower of cost or market using the last-in, first out (LIFO) and the first-in, first-out (FIFO) methods. Raw material inventories are primarily aluminum and copper, both of which have market prices subject to volatility.

Environmental Reserves - The Company recognizes an environmental liability when it is probable the liability exists and the amount can be reasonably estimated. The Company adjusts the environmental reserve when it is determined that circumstances warrant the change. Actual remediation obligations may differ from those estimated.

Pension Benefits and Costs - The Company has pension benefits and expenses which are developed from actuarial valuations. These valuations are based on assumptions including, among other things, interest rate fluctuations, discount rates, expected returns on plan assets, retirement ages, and years of service. Future changes affecting the assumptions will change the related pension benefit or expense.

Deferred Taxes - Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The realization of deferred taxes is contingent upon the occurrence of future events. Significant factors considered by the Company in estimating the probability of the realization of deferred taxes include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which the Company operates.

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Inflation

Inflation did not have a material impact on the Company's results of operations or financial condition for the third quarter or the first nine months of fiscal 2002.


Contingencies

See "Commitments and Contingencies" in Notes to the Consolidated Condensed Financial Statements.

Impact of Recently Issued Accounting Standards

See  "Impact  of  Recently  Issued   Accounting   Standards"  in  Notes  to  the
Consolidated Condensed Financial Statements.

                          AMCAST INDUSTRIAL CORPORATION


Item 3 Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. There have been no material changes in the Company's exposure to these items since the Company's disclosure in Item 7A, Part II of Form 10-K for the year ended August 31, 2001.

The Company is also exposed to market risk from price changes in commodity metals which are raw materials used in its normal operations. When market conditions warrant, forward fixed-price commodity metal supply contracts may be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At June 2, 2002, the Company had $3.0 million in forward fixed-price metal supply contracts. To illustrate the potential impact of changes in metal market pricing, a hypothetical 10% change in metal market pricing could change pretax income by approximately $0.3 million.

The Company is also exposed to market risk from price changes in the Euro currency because the Company has bank debt denominated in Euros. Because the lending group has capped the Company's debt balance in U.S. dollars, changes in the Euro/U.S. dollar exchange rate impact the amount of debt. At June 2, 2002 the Company had 54.1 million of Euro-denominated debt, or $50.5 million. To illustrate the potential impact of changes in Euro/U.S. dollar exchange rates, a hypothetical 10% change in currency exchange rates could change the debt level by approximately $5.1 million.

                         AMCAST INDUSTRIAL CORPORATION

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

 None

Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------
a)  Exhibits

     4.14.1 Restructuring Agreement dated as of July 15, 2002 among Amcast Industrial Corporation, the Guarantors, Line of Credit Lenders, the Existing Credit Agreement Agent (KeyBank National Association), the Existing Credit Agreement Banks, the Noteholders, and the Collateral Agent (KeyBank National Association in its capacity as Collateral Agent under the Restructuring Lender Collateral Documents).

     4.15.1 LIFO Restructuring Agreement dated July 15, 2002 among Amcast Industrial Corporation, the banking institutions (the "LIFO banks"), and KeyBank National Association as Agent for the LIFO banks.

     4.17.1 Second Amendment dated as of June 1, 2001 to the $50,000,000 Note Agreements dated November 1, 1995 among Amcast Industrial Corporation, Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company.

     4.17.2 Third Amendment dated as of August 6, 2001 to the $50,000,000 Note Agreements dated November 1, 1995 among Amcast Industrial Corporation, Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company.

     10.4 Form of Indemnification Agreement for Directors and Officers of Amcast Industrial Corporation.

     10.12.1 Amendment to Consulting Agreement between Amcast Industrial Corporation and Leo W. Ladehoff, effective April 8, 2002.

     10.13 Non-Qualified Stock Option Agreement entered into as of February 16, 2001 by and between Amcast Industrial Corporation and Byron Pond granting inducement options.

     10.14 Amended Agreement made as of August 17, 2001 by and between Amcast Industrial Corporation and Byron O. Pond amending the Non-Qualified Stock Option Agreement entered into as of February 16, 2001.

     10.15 Amended Director Stock Option Agreement granting inducement options to Byron O. Pond pursuant to the Non-Qualified Stock Option Agreement entered into as of February 16, 2001.

                         AMCAST INDUSTRIAL CORPORATION

     10.16 Executive Employment Agreement between Amcast Industrial Corporation and Joseph R. Grewe, effective April 8, 2002.

     10.17 Change of Control Agreement dated April 1, 2002 between Amcast Industrial Corporation and Joseph R. Grewe.

     10.18 Non-Qualified Stock Option Agreement and Grant of Non-Qualified Stock Option entered into as of April 1, 2002 and effective April 8, 2002, by and between Amcast Industrial Corporation and Joseph R. Grewe granting inducement options.

     10.19        Stock Option Agreement granting inducement options to Francis
                  J. Drew dated April 6, 2001.

     10.20        Stock Option Agreement granting inducement options to Samuel
                  T. Rees dated August 22, 2001.


b)  Reports on Form 8-K

A Current Report on Form 8-K with an event date of June 6, 2002 was filed by the Company on June 11, 2002 to report the amendment and extension of its LIFO credit agreement with its bank lending group. The new working capital facility allowed for the availability of $20 million of additional loans until September 14, 2002.

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


                                  AMCAST INDUSTRIAL CORPORATION
                                  -----------------------------
                                  (Registrant Company)




Date:  July 17, 2002              By: /s/ Byron O. Pond
                                      --------------------------------
                                  Byron O. Pond
                                  Chairman and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date:  July 17, 2002              By: /s/ Francis J. Drew
                                      --------------------------------
                                  Francis J. Drew
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


Date:  July 17, 2002              By:  /s/ Mark D. Mishler
                                      --------------------------------
                                  Mark D. Mishler
                                  Corporate Controller
                                  (Principal Accounting Officer)