Form 10-K
period 2002-08-31
AMCAST INDUSTRIAL CORP
filed 2002-11-13
CIK 27425

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002 Commission file number 1-9967

AMCAST INDUSTRIAL CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	31-0258080
(State of Incorporation)	(I.R.S. employer identification no.)
7887 Washington Village Drive, Dayton, Ohio	45459
(Address of principal executive offices)	(Zip Code)

(937) 291-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, without par value	New York Stock Exchange
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or in information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.    ☒

        Aggregate market value of common shares, no par value, held by non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of October 21, 2002—$24,463,713.

        Number of common shares outstanding, no par value, as of October 21, 2002—8,710,553 shares.

Documents Incorporated by Reference

        Part III—Portions of Proxy Statement for the Annual Meeting of Shareholders to be held on December 18, 2002, scheduled to be filed on or about November 13, 2002.

AMCAST INDUSTRIAL CORPORATION

PART I

ITEM 1—BUSINESS

Amcast Industrial Corporation, an Ohio corporation incorporated in 1869, and its subsidiaries (called collectively “Amcast” or the “Company”) are engaged in the business of producing fabricated metal products and cast and tubular metal products in a variety of shapes, sizes, and metals for sale to end users, distributor and wholesaler organizations, and to original equipment manufacturers and suppliers. The Company serves three major sectors of the economy: automotive, construction, and industrial. Manufacturing facilities are located in the United States of America, primarily in the Midwest, and in Italy.

The Company operates in two business segments – (1) Flow Control Products and (2) Engineered Components. Information concerning the net sales, operating profit, and identifiable assets of each segment and sales by product category for years 2000 through 2002 appears under “Business Segments” in the Notes to Consolidated Financial Statements, pages 36-37 herein. Domestic export sales were $35.0 million, $15.5 million, and $16.1 million in 2002, 2001, and 2000, respectively.

During 2001, the Company purchased the remaining 40% share in Casting Technology Company (CTC), from Izumi Industries, LTD, bringing Amcast’s total ownership to 100%. See further discussion in “Engineered Components” below.

FLOW CONTROL PRODUCTS

The Flow Control Products segment (Flow Control) includes the businesses of Elkhart Plumbing (Elkhart), Elkhart Industrial (Geneva), Lee Brass Company (Lee Brass), and Amcast Industrial Ltd. Elkhart produces a complete line of wrot copper fittings for use in residential, commercial, and industrial construction and markets brass pipe fittings and cast and fabricated metal products for sale to original equipment manufacturers in the transportation, construction, air conditioning and refrigeration industries. Geneva custom fabricates copper and aluminum tubular parts. Lee Brass manufactures cast brass products for residential, commercial, industrial, and marine plumbing systems as well as specific cast brass components unique to the application of original equipment manufacturers. Amcast Industrial Ltd. is the Canadian marketing channel for the Company’s Flow Control segment manufacturing units.

The Flow Control Products segment is a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets. These products are sold to distributors and wholesalers. Shipments are primarily made by common carrier from Company locations directly to customers. The competition is comprised of a number of manufacturers of parts for air conditioning, refrigeration, and plumbing systems. The Company believes that competition in this segment is based on a number of factors including product quality, service, delivery, and value.

The Flow Control Products segment is one of three major suppliers of copper fittings to the North American industrial, commercial, and residential plumbing markets. Products are sold primarily through plumbing wholesalers, retail hardware stores and home centers, and to original equipment manufacturers and replacement parts distributors in the air conditioning and commercial refrigeration business. Competition is based on service levels, pricing, and breadth of product offering. The Company’s prime competitors are Mueller Industries, Inc., a publicly-owned company listed on the New York Stock Exchange, and NIBCO Inc., a privately-held company headquartered in Elkhart, Indiana. Both Mueller Industries, Inc. and NIBCO Inc. may have greater financial resources than the Company.

The majority of the Flow Control Products segment’s business is based on customer purchase orders for their current product requirements. Such orders are filled from inventory positions maintained in the regional warehouse distribution network. In certain situations, longer-term supply arrangements are in place with major customers. Such arrangements are of the type that stipulate a certain percentage of the customer’s requirements to be delivered at a specific price over a set period of time. Such arrangements are beneficial to the Company in that they provide firm forecasts of demand that allow for efficient use of equipment and manpower.

See Properties at Item 2 of this report for information on the Company’s facilities that operate in this segment.

ENGINEERED COMPONENTS

The Engineered Components segment produces cast and fabricated metal products principally for sale to original equipment manufacturers and tier-one suppliers in the automotive industry. The Company’s manufacturing processes involve the melting of raw materials for casting into metal products having the configuration, flexibility, strength, weight, and finish required for the customers’ end use. The Company manufactures products on a high-volume and specialized basis and its metal capabilities include aluminum and magnesium. Products manufactured by the North American operations of this segment include aluminum castings for suspension, air conditioning systems, anti-lock braking systems, master cylinders, differential carriers, brake calipers, and cast aluminum wheels for use on automobiles and light trucks. Delivery is mostly by truck from Amcast locations directly to customers. Principal products manufactured by Speedline, in Italy, include aluminum wheels for passenger cars and trucks. Speedline also manufactures aluminum and magnesium racing wheels, aftermarket wheels, modular wheels, and hubcaps.

The Engineered Components segment is not solely dependent on a single customer; however, substantially all of the Engineered Components business is directly or indirectly dependent on the automobile manufacturing industry. The Company’s net sales to various divisions of General Motors Corporation were $141.9 million, $127.3 million, and $157.1 million for 2002, 2001, and 2000, respectively. No other customer accounted for more than 10% of consolidated sales.

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

There are approximately 18 producers of aluminum wheels that service the North American market. The largest of these are Superior Industries International, Inc. and Hayes Lemmerz International, Inc. The next tier of suppliers includes the Company, Alcoa, and Enkei America Inc. Some of the Company’s competitors in the aluminum wheel business have significantly greater financial resources than the Company.

There are approximately 15 competitors in the aluminum and magnesium automotive wheel business serving the European market. Principal competitors include Hayes Lemmerz International, Inc., Ronal, ATS, and Alloy Wheels International (AWI), some of which may have significantly greater financial resources than the Company.

The Company operates on a “blanket” order basis and generally supplies all of the customer’s annual requirements for a particular part. Customers issue firm releases and shipping schedules each month against their blanket orders depending on their current needs. As a result, order backlog varies from month to month and is not considered firm beyond a 30-day period.

See Properties at Item 2 of this report for information on the Company’s facilities that operate in this segment.

GENERAL INFORMATION

Aluminum and copper, which are essential raw materials to the business, are commodity-based metals purchased from worldwide sources of supply. Supplier selection is based upon quality, delivery, reliability, and price. Availability of these materials is judged to be adequate. The Company does not anticipate any material shortage that will alter production schedules during the coming year.

Aluminum and copper are basic commodities traded in international markets. Changes in aluminum, copper, and brass costs are generally passed through to the customer. In North America, changes in the cost of aluminum are currently passed through to the customer based on various formulas as is the custom in the automotive industry sector the Company serves. In Europe, changes in the cost of aluminum are currently passed through to approximately two-thirds of the customers based upon various formulas and through negotiated contracts with the remaining customers. Copper and brass cost increases and decreases are generally passed through to the customer in the form of price changes as permitted by prevailing market conditions. The Company is unable to project whether these costs will increase or decrease in the future. The Company’s ability to pass through any increased costs to the customer in the future will be determined by market conditions at that time.

The Company owns a number of patents and patent applications relating to the design of its products. While the Company considers that in the aggregate these patents are important to its operations, it believes that the successful manufacture and sale of its products generally depend more on the Company’s technological know-how and manufacturing skills.

Net capital expenditures related to compliance with federal, state, and local environmental protection regulations for fiscal 2003 and 2004 are not expected to be material. Management believes that operating costs related to environmental protection will not have a materially adverse effect on future earnings or the Company’s competitive position in the industry.

The Company employed approximately 4,040, 4,000, and 4,530 associates at August 31, 2002, 2001, and 2000, respectively. As of August 31, 2002, 26% of the Company’s North American workforce and 86% of the Company’s European workforce were covered under some form of a collective bargaining unit agreement.

In general, sales and production in the automotive industry are cyclical and vary based on the timing of consumer purchases of vehicles and overall economic strength. Production schedules can vary significantly from quarter to quarter to meet customer demands.

Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this report, in the Company’s press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements may, for example, express projections, forecasts, or estimates about Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Due to circumstances beyond the Company’s control, actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive and construction industries, less favorable than expected growth in sales and profit margins in the Company’s product lines, increased competitive pressures in the Company’s Engineered Components and Flow Control Products segments, effectiveness of production improvement plans, cost of raw materials, disposal of certain non-strategic assets, inherent uncertainties in connection with international operations and foreign currency fluctuations, and labor relations at the Company and its customers. This list of factors is not meant to be a complete list of items that may affect the accuracy of forward-looking statements, and as such all forward-looking statements should be analyzed with the understanding of their inherent uncertainty.

ITEM 2—PROPERTIES

The following table provides certain information relating to the Company’s principal facilities as of October 21, 2002:

FACILITY	SQUARE FOOTAGE	USE

Flow Control Products
Elkhart, Indiana	222,000	Copper fittings manufacturing plant, warehouse, storage, sales, and general offices

Fayetteville, Arkansas	108,000	Copper fittings manufacturing plant

Burlington, Ontario – Canada	8,000	Distribution warehouse and branch sales office

Anniston, Alabama	425,000	Brass foundry, machining, warehouse, and distribution
Geneva, Indiana	106,000	Custom fabricated copper and aluminum tubular products manufacturing plant

Engineered Components
Cedarburg, Wisconsin	149,000	High-volume aluminum alloy permanent-mold foundry
Richmond, Indiana	97,000	High-volume aluminum alloy permanent-mold foundry
Wapakoneta, Ohio	206,000	Cast and assembled aluminum suspension components plant
Franklin, Indiana	183,000	High-volume aluminum high-pressure squeeze casting foundry
Fremont, Indiana	145,000	Cast, machined, and painted aluminum automotive wheel plant
Gas City, Indiana	196,000	Cast, machined, and painted aluminum automotive wheel plant
Detroit, Michigan	34,000	Automotive prototype processing and parts storage for the Fremont plant and Southfield office
Southfield, Michigan	11,000	Automotive component sales, product development, and engineering center offices
Tabina S. Maria di Sala, Italy	257,000	Aluminum passenger car wheels, aluminum and magnesium wheels for OEM racing and aftermarket plant
Caselle S. Maria di Sala, Italy	57,000	Light-alloy wheels, aluminum and magnesium wheels for OEM racing and aftermarket plant
Bolzano, Italy	138,000	Aluminum car and truck wheel plant

Corporate
Dayton, Ohio	16,000	Executive and general offices

The land and building in Burlington, Ontario, are leased under a five-year lease expiring in 2006. The land in Richmond and Gas City, Indiana, is leased under 99-year leases, expiring in 2091. The Corporate offices are being leased for five years expiring in 2003. The Amcast Automotive offices in Southfield, Michigan, are being leased for five years expiring in the year 2004, with an option for a five-year renewal. The Amcast component and wheel plant storage building in Detroit, Michigan is leased until 2004, with an option for a three-year renewal. Four buildings used by Speedline S.r.l. are leased. Three of the buildings, located in Tabina S. Maria di Sala, Italy, are leased until 2003, with an option for a six-year renewal. There are also two additional leases at Tabina S. Maria di Sala for Speedline associates parking lots renewable from year to year thereafter. The Speedline building located in Caselle S. Maria di Sala, Italy, is leased in two portions—one is leased until 2007 and the other is leased until 2006, with an option for a six-year renewal. The Bolzano land is leased under a  20-year lease, expiring in 2019. All other properties are owned by the Company.

The Company’s operating facilities are in good condition and are suitable for the Company’s purposes. Utilization of capacity is dependent upon customer demand. During 2002, total company-wide productive capacity utilization ranged from 76% to 93% and averaged 84% of the Company’s total capacity.

ITEM 3 – LEGAL PROCEEDINGS

Certain legal matters are described at “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, pages 31-32 herein.

A group of nine plaintiffs brought a superfund private cost recovery and contribution action against the Company and fifty-one other parties in the United States district Court for the Southern District of Ohio, Western Division, which is captioned, Cargill, Inc. et al. V. Abco construction, et al. (Case No. C-3-98-3601). The action involves the Valleycrest disposal site in Dayton, Ohio. The plaintiffs have taken the lead in investigating and remediating the site. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it is alleged to have disposed at the site. The Company is defending this matter vigorously.

Allied Signal, Inc. (now Honeywell International) has brought a superfund private cost recovery and contribution action against the Company in the United States District Court for the Southern District of Ohio, Western Division, which is captioned Allied-Signal, Inc. V. Amcast Industrial Corporation (Case No. C-3-92-013). The action involved the Goldcamp Disposal Site in Ironton, Ohio. Honeywell International took the lead in remediating the site and has estimated that its total costs for the remediation may reach $30 million. Honeywell International sought contribution from the Company in an amount equal to 50% of the final remediation costs. A trial in this proceeding was completed in February 1995. The trial court entered a “short form” opinion on the merits. The Court ruled that the Company was responsible for 2% of Honeywell International’s past and future clean-up costs, for 28% of the costs that Honeywell International incurred to place a “cap” on the Goldcamp Disposal site. At the request of the Company and Honeywell International, the Court on September 26, 2002, entered judgement against the Company in the amount of $1,100 for its share of prior remediation costs and interest. The Company is seeking to secure payment of the judgement and unreimbursed defense costs from Hartford Accident and Indemnity Company, the Company’s prior insurer.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF REGISTRANT

        Byron O. Pond, age 66, has been Chairman of the Board and Chief Executive Officer of the Company since April, 2002. From February 2001 to April 2002, Mr. Pond was President and Chief Executive Officer of the Company. From 1996 to 1998, Mr. Pond served as Chairman and CEO of Arvin Industries, Inc. (a leading manufacturer of automotive emission and ride control systems) and from 1993 to 1996 as President and CEO of Arvin. He became Arvin’s President and Chief Operating Officer in 1991.

        Joseph R. Grewe, age 54, has been President and Chief Operating Officer and a director of the Company since April, 2002. Mr. Grewe was Group President, Film & Fabrics from 2001 to 2002 and Divisional Vice President, Fluid Systems from 1999 to 2001, of Saint-Gobain (a diversified, multi-national group of manufacturing companies headquartered in France, active in glass, high-performance materials and construction products). From 1998 to 1999 Mr. Grewe was Executive Vice President, Commercial Business and from 1996 to 1998 Vice President, Operations of Furon Company (a designer, developer, and manufacturer of engineered polymer products).

        Francis J. Drew, age 57, has been Vice President-Finance and Chief Financial Officer of the Company since April 2001. From 1998 to 2001, Mr. Drew was involved in middle market mergers and acquisitions as Vice President of The Charter Group in Grand Rapids, Michigan. Prior to that, he served as Vice President and CFO for Benteler Automotive Corporation’s operations in the United States.

        Luciano Lenotti, age 57, has been Managing Director of Speedline since November 2000. Mr. Lenotti was General Manager at SKF Industries, a Swedish Company, from 1994 to 2000.

        Dean Meridew, age 48, has been Vice President and General Manager of the North American Wheel Division since September 1999. From September 1997 to September 1999, he was Vice President, Amcast Europe. From June 1992 to September 1997, he was Division Manager for the Company’s North American wheel operations. Prior to that, Mr. Meridew was Operations Manager and Engineering Manager within the Company’s North American wheel operations since January 1985.

        Ronald A. Page, age 57, has been Vice President and General Manager, Automotive Components, since June 2002. Mr. Page was Plant Manager of Amcast’s Wapakoneta, Ohio facility from 2000 to 2001. From 1998 to 2000, he was President of Pacific Baja Light Metals, Inc. located in Temecula, California. From 1994 to 1998, he was General Manager of Hayes Lemmerz. From 1990 to 1994, he was Executive Vice President of Contouring Technologies, Inc.

        Michael N. Powell, age 55, has been President of Amcast Flow Control Products Group since May 1996. From April 1994 until May 1996, he was Vice President/General Manager of Superior Valve Company. Mr. Powell was President and Chief Operating Officer of Versa Technologies, Inc. in Racine, Wisconsin from May 1991 to December 1993. Prior to that, he was Senior Vice President for Mark Controls Corporation in Skokie, Illinois.

        Samuel T. Rees, age 56, has been Vice President, General Counsel and Secretary of the Company since September 2001. Since October 1992, Mr. Rees has also been and remains “of counsel” to Daar & Newman, P.C., a law firm located in Los Angeles, California. While in private law practice, Mr. Rees represented the Company primarily on litigation matters, and Daar & Newman continues to represent the Company.

        James R. Van Wert, age 44, has been Vice President, Technology since June 1997. Prior to that, Mr. Van Wert was with the Aluminum Company of America (ALCOA) in numerous capacities. His last position was Director of Technology, Forging & Casting focusing primarily on the automotive industry.

        Michael R. Higgins, age 56, has been Treasurer since January 1987.

        Mark D. Mishler, age 44, has been Corporate Controller since April, 1998. From April 1995 to April 1998, he was International Controller for Witco. From April 1991 to April 1995, he was a Division Controller for Siemens. Mr. Mishler is a Certified Public Accountant and is a Certified Management Accountant.

PART II

ITEM 5 – MARKET	FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Amcast common stock is listed on the New York Stock Exchange, ticker symbol AIZ. As of August 31, 2002, there were 8,682,511 of the Company’s common shares outstanding, and there were approximately 6,226 shareholders of Amcast’s common stock, including shareholders of record and the Company’s estimate of beneficial holders.

	Range of Stock Prices		Dividends Per Share
	High	Low
Fiscal 2002
First Quarter	$8.42	$4.95	$–
Second Quarter	6.49	4.75	–
Third Quarter	6.15	3.80	–
Fourth Quarter	5.29	2.40	–

Fiscal 2001
First Quarter	$14.19	$7.81	$0.14
Second Quarter	13.31	8.75	0.14
Third Quarter	10.06	8.63	–
Fourth Quarter	9.25	8.19	–

Certain information concerning the payment of dividends is located at “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 10-K.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	685,804	$11.18	339,873

Equity compensation plans not approved by security holders	1,320,442	$7.81	85,600

Total	2,006,246	$8.96	425,473

ITEM 6 – SELECTED DATA
($ in thousands except per share amounts)

Financial Data	2002	2001	2000	1999	1998

Net sales	$576,160	$529,373	$610,655	$588,933	$574,414
Operating income (loss)	(6,134)	(30,390)	21,557	46,110	37,958
Operating income (loss) percent	(1.1)%	(5.7)%	3.5%	7.8%	6.6%
Income (loss) before income taxes and cumulative effect of accounting change	(23,872)	(49,566)	5,422	31,538	22,975
Income (loss) before cumulative effect of accounting change	(21,085)	(37,131)	3,364	19,317	16,765
Net income (loss)	(21,085)	(37,131)	4,347	19,317	8,177
Working capital	10,508	18,688	54,993	68,955	86,929
Total assets	450,210	458,690	480,386	533,486	563,450
Long-term debt	178,647	170,296	147,273	174,061	217,199

Per Common Share Data
Income (loss) before cumulative effect of accounting change – basic	$(2.45)	$(4.38)	$0.38	$2.11	$1.82
Net income (loss) – basic	$(2.45)	$(4.38)	$0.49	$2.11	$0.89
Weighted average number of common shares outstanding – basic (in thousands)	8,604	8,482	8,788	9,144	9,200

Income (loss) before cumulative effect of accounting change – diluted	$(2.45)	$(4.38)	$0.38	$2.11	$1.81
Net income (loss) – diluted	$(2.45)	$(4.38)	$0.49	$2.11	$0.88
Weighted average number of common shares outstanding – diluted (in thousands)	8,604	8,482	8,792	9,162	9,250

Dividends declared	$—	$0.28	$0.56	$0.56	$0.56
Book value	$10.52	$13.47	$18.55	$19.07	$17.47

Statistical Data
Current ratio	1.1	1.1	1.4	1.5	1.6
Long-term debt as a percent of capital	66.2%	59.6%	48.6%	50.5%	57.5%
Number of associates	4,040	4,000	4,530	4,960	4,500

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
($ in thousands except per share amounts)

Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this report, in the Company’s press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements may, for example, express projections, forecasts, or estimates about Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Due to circumstances beyond the Company’s control, actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive and construction industries, less favorable than expected growth in sales and profit margins in the Company’s product lines, increased competitive pressures in the Company’s Engineered Components and Flow Control Products segments, effectiveness of production improvement plans, cost of raw materials, disposal of certain non-strategic assets, inherent uncertainties in connection with international operations and foreign currency fluctuations, and labor relations at the Company and its customers. This list of factors is not meant to be a complete list of items that may affect the accuracy of forward-looking statements, and as such all forward-looking statements should be analyzed with the understanding of their inherent uncertainty.

The following discussion and analysis provides information which management believes is relevant to an understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has aggregated similar operating segments into two reportable segments: Flow Control Products and Engineered Components. The Flow Control Products segment is a supplier of copper and brass plumbing fittings for the industrial, commercial, and residential construction markets, and cast and fabricated metal products for sale to original equipment manufacturers in the transportation, construction, air conditioning, and refrigeration industries. The Engineered Components segment is a supplier of aluminum and magnesium wheels, and aluminum components, primarily for automotive original equipment manufacturers. During 2001, the Company re-evaluated the composition of the reportable segments and reclassified one business from Engineered Components to Flow Control Products. The segment information for all periods presented in the Notes to Consolidated Financial Statements has been restated for consistent presentation.

Acquisitions and Divestitures

Effective June 5, 2001, the Company purchased the remaining 40% share in Casting Technologies Company (CTC), from Izumi Industries, LTD, bringing the Company’s total ownership to 100%. The purchase price was approximately $4,000 of which $2,000 was payable in equal annual installments over the next five years. As of August 31, 2002, $1,600 remains payable over the next four fiscal years. No goodwill was recognized from the transaction. The financial results of CTC are included as part of the Engineered Components segment in the consolidated financial statements since the purchase of the remaining 40% share.

As part of its obligations under its Restructuring Agreements (see “Liquidity and Capital Resources”), the Company is implementing a strategic plan to dispose of certain of its non-strategic assets. As part of this plan, the Company is exploring the sale of certain of its businesses including Speedline.

Unusual Items in Fiscal 2001

In October 2000, the Company announced that it had hired financial advisors to assist the Company in exploring strategic alternatives for maximizing shareholder value. This process included evaluating the possible sale of the business, various business combinations, and several break-up scenarios. During 2001, the Company incurred legal and other professional fees for a strategic alternative review. After careful consideration, in early February 2001, the Company’s Board of Directors reached a decision that, even in the currently weakened market environment, a stronger pursuit of the Company’s fundamental strategy would, over the long term, better serve the shareholders. At the same time, the Company’s Board of Directors made several senior management changes that would provide the leadership needed to move the Company forward which resulted in additional expense for severance and related costs.

Due to operating losses incurred during the second quarter, on March 4, 2001, the Company was not in compliance with certain non-monetary covenants under its credit agreement (the Revolver Agreement). This resulted in a cross violation in the Company’s Senior Note Agreement (the Senior Notes) and the Casting Technology Credit Agreement (the CTC Agreement) of which the Company had guaranteed $14,094. As more fully discussed under “Liquidity and Capital Resources”, the Company had entered into a new credit agreement (the Credit Agreement), and at the same time, received waivers of the covenant violations under the Revolver Agreement, Senior Notes, and the CTC Agreement through April 15, 2002. The Company incurred significant costs related to obtaining the Credit Agreement and the waivers. Debt covenants are discussed further under “Liquidity and Capital Resources.”

In the last half of 2001, the new management of the Company initiated a strategic review of the Company in light of its weak markets and relatively poor operating performance. As a result, the Company disposed of certain under-utilized machinery, tooling and equipment; scrapped certain slow moving inventories; and increased the allowance for doubtful and disputed receivables. In addition to establishing reserves for these items, the unusual items also included increased workers compensation and certain other reserves for previously closed facilities, increased environmental reserves, and other accrual adjustments. Additionally, due to past operating results at the Company’s European operations, in compliance with SFAS No. 109, “Accounting for Income Taxes”, the Company increased its valuation allowance against certain foreign net operating loss carryforwards.

These unusual items, recorded in 2001, totaled $26,868 ($20,069, net of taxes). In addition, the Company’s share of CTC’s unusual charges prior to June 5, 2001, which are included in Other Income and Expense, was $1,267 ($803, net of taxes). There were no significant additional charges of this nature in 2002.

Results of Operations

Net Sales

	2002	2001	2000

Net sales	$576,160	$529,373	$610,655

Percentage change from prior year	8.8%	(13.3)%	3.7%

Components of percentage change from prior year
Volume	3.4%	(11.8)%	1.9%
Price and product mix	0.2%	0.4%	6.5%
Acquisitions and divestitures	3.0%	1.3%	(0.8)%
Foreign currency exchange rates and other	2.2%	(3.2)%	(3.9)%

Total sales growth (decrease)	8.8%	(13.3)%	3.7%

In 2002, consolidated net sales increased $46,787 to $576,160. The volume increase in 2002 was driven by global wheel and aluminum component sales. The increase in wheel and component volume, attributable to new, existing, and conquest sales, was offset by a decline in Flow Control Products volume due to competitive market pressures. A Company-wide favorable product mix, primarily reflected in global wheel sales, helped to offset lower prices from the pass-through price of lower aluminum costs to customers and the unfavorable pricing which continues in the Flow Control Products segment due to competitive market pricing. Consolidating CTC for all of 2002 and a stronger euro also increased sales. By segment, Engineered Components sales increased by 16.3% due to higher and more profitable sales, and Flow Control Products sales decreased by 9.9%. If CTC were consolidated in the first nine months of 2001, consolidated net sales would have increased by 3.7%.

In 2001, consolidated net sales decreased to $529,373 versus 2000. The volume decline experienced in 2001 reflected decreased automotive production in North America during 2001, auto manufacturers’ new model launch delays in Europe, and a slowness in construction markets for a portion of the year. North American light vehicle production was down 9.7% year over year while U.S. light vehicle sales were down 3.7% during the same period. The impact of a favorable product mix, primarily at the Company’s European operations, helped negate the unfavorable pricing that resulted from competitive market pricing issues encountered in the Flow Control Products segment. The inclusion of CTC for the fourth quarter increased sales while a weaker Italian lira caused a decrease in sales from the prior year. By segment, Engineered Components sales decreased by 14.5% primarily due to low vehicle build in the Company’s major North American market while Flow Control Products sales decreased by 10.1% primarily due to competitive pricing in the Company’s markets.

Gross Profit

	2002	2001	2000

Gross profit	$49,382	$40,793	$78,694

Percent of sales	8.6%	7.7%	12.9%

For 2002, the $8,589 increase in gross profit was attributable to the Engineered Component segment of business. This segment experienced a higher gross profit due to new aluminum components and wheel products and improved manufacturing efficiencies in the U.S. automotive operations, partly offset by $7 million in new product launch costs at the Richmond, Indiana facility and continuing operating difficulties at Speedline in Italy. U.S. Wheel manufacturing benefited from higher sales volume and an improved product mix. In the Flow Control Products segment, lower pricing in a highly competitive market was the primary reason for the decrease in gross profit. The Amcast Production System (APS), a more efficient manufacturing approach being implemented at the Company’s manufacturing facilities, helped to increase gross profit by improving productivity and reducing manufacturing costs. APS should continue to be a positive factor on gross profit as more of the Company’s workforce becomes certified. Excluding the unusual items recorded in 2001, gross profit increased by $3,519.

For 2001, the Company’s decision to scrap certain slow moving inventories resulted in unusual items of $5,070 for inventory write-offs. Excluding the unusual items, the gross profit percentage was 8.7% for 2001. In the Flow Control Products segment, competitive market pricing was the primary reason for the decrease in gross profit while significantly lower sales volume and a weaker Italian lira led to the decrease in gross profit in the Engineered Components segment. During the last half of 2001, and continuing into 2002, management of the Company focused on reducing inventories. Even though the Company began to experience a drop in sales early in 2001, inventories continued to rise because production continued at plan levels, reaching a peak in January. Since February of 2001, the Company has reduced inventory significantly; however, this had a negative impact on gross profit for 2001, and to a lesser extent on 2002, due to lost absorption. For 2001, gross profit of businesses in both segments also suffered from higher energy costs during the winter months.

Selling, General, and Administrative Expenses

	2002	2001	2000

Selling, general, and administrative expenses	$55,516	$71,183	$57,137

Percent of sales	9.6%	13.4%	9.4%

Selling, general, and administrative expenses (SG&A) decreased $15,667 in 2002 compared with 2001. The decrease in SG&A is primarily due to expenses recorded of $20,504 in 2001 for the unusual items discussed under “Unusual Items” of the MD&A. Excluding unusual items, SG&A as a percentage of sales was 9.6% for 2002 and 2001. SG&A in 2002 included CTC operating expenses for a full year; whereas in 2001, CTC operating expenses were only included for the fourth quarter.

Excluding the unusual items, SG&A expense in 2001 was $50,679. The decrease in SG&A expenses for 2001 reflects lower legal costs, reduced compensation expense due to the salaried workforce reduction that occurred in the middle of 2000, and a higher net pension expense benefit versus 2000 partially due to a change in the discount rate.

Equity Earnings (Losses) of Joint Ventures

Prior to Amcast acquiring the remaining 40% ownership of CTC at the beginning of the fourth quarter of 2001, CTC was a joint venture with a third party, and financial results were recorded using the equity method of accounting. The Company’s pretax share of losses from CTC while a joint venture, were $3,122 and $3,528 in 2001 and 2000, respectively.

Interest Expense

Interest expense was $18,506 in 2002, $17,532 in 2001, and $12,929 in 2000. Interest expense was higher in 2002 due to receivables financing and including CTC’s interest expense in the Company’s consolidated total. Interest expense is further discussed under “Liquidity and Capital Resources.”

Effective Tax Rates

The Company’s effective tax rate was impacted by operations in various domestic and foreign tax jurisdictions. The effective tax rate for 2002, 2001, and 2000 was 11.7%, 25.1%, and 38.0%, respectively. The effective tax rate recorded for 2002 and 2001 represents an income tax benefit, whereas the rate recorded for 2000 represents an income tax expense. The decrease in the effective tax rate for 2002 was caused by a lower pretax loss and by establishing a valuation allowance of $4.0 million against foreign net operating losses pursuant to SFAS No. 109. As of August 31, 2002, the Company has recorded a valuation allowance of $16,437 against deferred tax assets.

Cumulative Effect of Accounting Change in Fiscal 2000

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

Business Segments

Flow Control Products    Net sales of the Flow Control Products segment were $136,262 in 2002, compared with $151,216 in 2001 and $168,181 in 2000. In 2002, the Flow Control Products segment continued to operate in an environment with strong competitive market pricing. This environment caused a sales decline in both volume and price, which reduced sales by 8.1% and 4.7%, respectively. This decline was offset slightly by a favorable product mix. Operating income for the Flow Control Products Segment was $5,700 in 2002, compared with $5,471 in 2001 and $23,663 in 2000. Excluding unusual items in 2001, operating income decreased by $5,998 in 2002. This decrease in operating income is due to the competitive pricing which is occurring in the marketplace and higher information technology costs of $3 million from a new ERP system.

The Flow Control Products segment experienced strong competitive market pricing and an unfavorable product mix in 2001 that reduced sales by 8.8%. Lower volume reduced sales an additional 1.3%. The Flow Control Products segment recorded $6,229 of unusual items in 2001, primarily due to scrap and certain slow moving inventories. Excluding the unusual items, Flow Control Products had operating income of $11,700 in 2001 compared with $23,663 in 2000. The impact of the competitive pricing issues and unfavorable product mix significantly reduced operating profit in 2001.

Engineered Components    Net sales of the Engineered Components segment were $439,898 in 2002, compared with $378,157 in 2001 and $442,474 in 2000. In 2002, sales increased by 6.6% due to higher sales volume in both aluminum component and global wheel products. Sales also increased due to a more favorable price and product mix, a stronger euro, and consolidating CTC for the full year. These positive factors more than offset the slight sales decline caused by a decrease in the price of aluminum which was “passed-through”, by contract, to many customers. Engineered Components had an operating loss of $4,991 in 2002, compared with a loss of $16,683 in 2001 and income of $5,243 in 2000. The decrease in operating loss from 2001 to 2002 is primarily due to the unusual items that were recorded in 2001. Excluding unusual items, operating loss decreased $3,913 in 2002 compared with 2001. This favorable impact was primarily the result of the Company’s U.S. operations due to improved operating efficiencies and higher sales volume, which offset the slight decline in product mix, and operating inefficiencies at Speedline.

In 2001, sales decreased by 14.5% due to a drop in volume, particularly at the Company’s North American operations where the Company was coping with a major downturn in U.S. automotive production. The positive impact of a favorable product mix at the Company’s European operations was offset by a weaker Italian lira in 2001 compared with 2000. The Engineered Components segment recorded $7,768 of unusual items, primarily to dispose of certain under-utilized machinery, tooling, and equipment and to increase the allowance for doubtful and disputed receivables. Excluding the unusual items, Engineered Components had an operating loss of $8,915 compared with operating income of $5,243 in 2000. Significantly lower sales volume and less inventory absorption from reduced inventory contributed to the operating loss in 2001.

Liquidity and Capital Resources

Cash provided by operations in 2002 was $31,010, compared with $12,380 in 2001 and $42,307 in 2000. The non-cash benefits of depreciation, amortization, and other non-cash charges were partially offset by the net loss for 2002. Cash also increased due to a decrease in inventory levels and an increase in accounts payable, both of which reflect the Company’s continuing focus on working capital management. The Company was substantially current with all of its vendors at the end of 2002 and 2001.

Investing activities used net cash of $21,802 in 2002, compared with $31,070 in 2001 and $27,768 in 2000. Capital expenditures totaled $22,755 in 2002 compared with $32,103 in 2001 and $23,501 in 2000. Capital expenditures decreased in 2002 from prior levels, as the Company turned its focus from expansion to cost reduction and improving production efficiencies. Capital expenditures in 2002 included equipment to support and produce products for new contracts that have been awarded and to implement new information systems in the Flow Control Products segment. At August 31, 2002, the Company had $5,681 of commitments for capital expenditures to be made in 2003, primarily for the Engineered Components segment. In 2001, the Company also used $674 ($2,000 less cash received) to purchase the remaining 40% share in CTC from its joint venture partner Izumi Industries, LTD. The purchase price was approximately $4,000 of which $2,000 was paid in 2001, $400 was paid in 2002, and $1,600 is payable in equal annual installments over the next four years. During 2000, the Company resolved several matters with the former owners of Speedline which, among other items, resulted in a purchase by the Company of 478,240 shares of the Company’s common stock held by Speedline’s former owners and a net cash payment to the former owners of $2,500.

Financing activities used cash of $4,957 in 2002 versus cash provided of $31,294 in 2001 and cash used of $18,148 in 2000. In 2002, the Company borrowed $20,000 under its LIFO credit facility in conjunction with its debt restructuring agreement with the proceeds deposited in a cash collateral account, $1,042 for financing its insurance coverage, CTC borrowed $2,780, and Speedline had net borrowing activity of $47. Debt payments were $28,826: $11,500 for the bank debt and senior notes, $5,000 for the LIFO credit facility, $7,180 by CTC, $1,495 by Speedline, $710 for the Company’s financed insurance coverage, and $2,941 related to foreign exchange fluctuations on the euro-denominated revolver debt. As a part of the restructured credit facilities discussed below, the Company increased its net LIFO debt by $15,000 which is also reflected in the higher cash balance at the end of 2002. The Company did not declare dividends in 2002, and has no plans of declaring dividends for the immediate future.

In July of 2002, the Company successfully negotiated a restructuring of its credit facilities with its bank group and senior note holders (the “Restructuring Agreements”). This restructuring included the LIFO credit agreement (the “LIFO Agreement”). As restructured, the bank credit facilities have been continued into September 2003, and the senior notes have been continued into November 2003. A required $12,500 prepayment under the senior notes has also been deferred until November 2003. The Company also has borrowings outstanding under lines of credit totaling $13,149. The Company cannot borrow additional funds from its bank group, senior note holders, or the lines of credit. These lenders have security interests in the assets of the Company’s U.S. subsidiaries.

The LIFO Agreement provides for a maximum of $20,000 based on the Company meeting certain conditions. In July 2002, the Company borrowed the entire $20,000 in accordance with our debt agreement, and in August 2002 the Company paid back $5,000. The LIFO Agreement requires a $4,000 payment in February 2003 and a $3,500 payment in August 2003. The maximum amount of borrowings allowed under the LIFO Agreement is reduced by each payment. At this time, the Company has no intention of paying down the outstanding LIFO Agreement balance before the required debt payments are due. The amount of cash existing at year-end totaled $19,158.

The Restructuring Agreements arose as a result of the Company becoming out of compliance with the debt-to-earnings and interest coverage ratios on March 4, 2001 under the then-existing Revolver Agreements. This event resulted from operating losses during the second fiscal quarter of 2001 and also caused a cross violation of the Company’s Senior Note Agreement (the Senior Notes) and the CTC Credit Agreement (the CTC Agreement) of which the Company had guaranteed $14,094. The lenders under the Revolver Agreement and the CTC Agreement waived the financial covenant violations through April 2002, which were subsequently amended to September 2002, and now extended into September 2003. The Senior Note lenders also waived the financial covenant violations through September 2002, and now continuing into November 2003.

Interest rates for outstanding borrowings are prime plus 2% for U.S. dollar revolver borrowings, euro LIBOR plus 3.5% for euro revolver borrowings, prime plus 2% for lines of credit, and 9.09% plus 1% payment in kind for the senior notes. The LIFO Agreement has an interest rate of prime plus 2%.

The Restructuring Agreements and the LIFO Agreement contain certain financial covenants regarding quarterly earnings before interest, taxes, depreciation and amortization (EBITDA), quarterly total liabilities to tangible net worth, capital expenditures, and debt repayments. At the end of any subsequent quarter, if the Company is not in compliance with any of the debt covenants, any outstanding balances become payable on demand by the Company’s lenders. Based on the Company’s forecasted ability to comply with the debt covenants, it continues to classify this debt as long term.

The Restructuring Agreements and LIFO Agreement contain a covenant that requires the Company to work towards refinancing the credit facilities of the bank group and Senior Note lenders in September 2003.

In consideration for the Restructuring Agreements and the LIFO Agreement, the Company granted warrants to purchase 255,220 shares of the Company’s common stock at a purchase price of $3.95 per share. These warrants are immediately exercisable and expire in June 2005. During 2001, as part of debt restructuring, the Company granted warrants to purchase 455,220 shares of the Company’s common stock at a purchase price of $8.80 per share. These warrants were immediately exercisable and expire in June 2005. The issuance of the warrants was expensed when granted and therefore the calculated cost of these warrants are reflected in the Company’s results of operations in the corresponding periods when granted.

The CTC Agreement provided for borrowings under a revolving credit facility and a term loan. At August 31, 2002, $3,100 was outstanding on the revolver and $5,856 was outstanding on the term loan, both with interest rates at prime plus 0.5% or LIBOR plus 2.75%. CTC subsequently entered into a new credit facility, effective August 2002, that provides for up to $11,606 ($5,750 under the revolver and $5,856 under the term loan) in borrowings with interest rates at prime plus 0.5% or LIBOR plus 2.75%. The revolver and term loan mature in September 2003. As of August 31, 2002, $2,650 was available for borrowings under the revolving credit facility. Any default under the debt covenants established for the Restructuring Agreement and the Credit Agreement will result in a cross violation for the CTC Agreement.

The Company’s foreign operations have short-term lines of credit totaling approximately $11,563 that are subject to annual review by the lending banks. Amounts outstanding under these lines of credit are payable on demand and total $4,318 as of July 31, 2002.

The ratio of long-term debt as a percent of capital increased to 66.2% at August 31, 2002 from 59.6% at August 31, 2001. Book value per common share at August 31, 2002 was $10.52, down from $13.47 at August 31, 2001. One million preferred shares and approximately 5.8 million common shares are authorized and available for future issuance. On December 17, 1998, the Company announced a plan to repurchase up to 750,000 of its outstanding common shares. As of August 31, 2002, 350,000 shares have been repurchased under this plan at an average cost of $15.53 per share. The Company currently has 8,682,511 common shares outstanding. Management believes the Company has adequate financial resources to meet its future needs.

Critical Accounting Policies

The Company describes its significant accounting policies in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. However, in response to the SEC’s Release No. FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, issued December 12, 2001, the Company has identified the policies it believes are most critical to an understanding of the Corporation’s financial statements. Since application of these accounting policies involves the exercise of judgement and use of estimates, actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized at the time products are shipped to unaffiliated customers, legal title has passed, and all significant contractual obligations of the Company have been satisfied.

Inventory Valuation – Inventories are valued at the lower of cost or market using the last-in, first out (LIFO) and the first-in, first-out (FIFO) methods. Raw material inventories are primarily aluminum and copper, both of which have market prices subject to volatility.

Environmental Reserves – The Company recognizes an environmental liability when it is probable the liability exists and the amount can be reasonably estimated. The Company adjusts the environmental reserve when it is determined that circumstances warrant the change. Actual remediation obligations may differ from those estimated.

Pension Benefits and Costs – The Company has pension benefits and expenses which are developed from actuarial valuations. These valuations are based on assumptions including, among other things, interest rate fluctuations, discount rates, expected returns on plan assets, retirement ages, and years of service. Future changes affecting the assumptions will change the related pension benefit or expense.

Deferred Taxes – Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Significant factors considered by the Company in estimating the probability of the realization of deferred taxes include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which the Company operates.

Debt Covenants – For a substantial portion of its debt, the Company has certain financial covenants regarding quarterly EBITDA, quarterly total liabilities to tangible net worth, capital expenditures, and debt repayments that it must maintain as part of its debt agreements. The Company must make mandatory debt repayments of $4,000 in February 2003 and $3,500 in August 2003. See “Liquidity and Capital Resources.” If the requirements of the covenants are not achieved, this debt becomes immediately payable, which would significantly impact the Company’s ability to maintain its current operations. Management must consider compliance with the debt covenants when making current and future operating decisions.

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Market Risks

The Company is exposed to market risk from changes in foreign currency exchange rates, changing commodity prices, and interest rates as part of its normal operations, as well as general risks and uncertainties which are inherent in any competitive industry.

Commodity Prices

The Company is exposed to market risk from price changes in commodity metals which are raw materials used in its normal operations. When market conditions warrant, forward fixed-price commodity metal supply contracts may be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At August 31, 2002, the Company had no forward fixed-price metal supply contracts.

Foreign Currency Exchange Rates

Due to its foreign operations, the Company has assets, liabilities, and cash flows in currencies other than the U.S. dollar. The Company minimizes the impact of foreign currency exchange rate fluctuations on its Italian net investment with debt borrowings denominated in euros. Fluctuations in foreign currency exchange rates also impact the dollar value of non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on the dollar value of non-U.S. cash flows, a hypothetical 10% change in the average exchange rates for 2002 and 2001 would change the loss before taxes by approximately $1,305 and $800, respectively.

The Company’s Italian operation has asset and liability positions that are denominated in non-functional currencies, primarily the U.S. dollar and British pound sterling. During 2002 and 2001, the net exposure averaged approximately $400 and $3,800, respectively. A hypothetical 10% change in the average exchange rates would change the exposure by $40 for 2002 and $380 for 2001, respectively, and that change would be reflected in the operating results of the Company. The analysis assumes a parallel shift in currency exchange rates, relative to the euro. Exchange rates rarely move in the same direction, and the assumption that the exchange rates change in parallel may overstate the impact of the foreign currency exchange rate fluctuations. The decrease in net exposure between years is primarily due to favorable euro exchange rates.

Interest Rate Risk

The Company has both fixed and variable rate debt. At August 31, 2002 and 2001, the Company had approximately $150,000 and $146,000 of debt obligations outstanding with variable interest rates with a weighted-average effective interest rate of 6.7% and 8.3%, respectively. A hypothetical 10% change in the effective interest rate for these borrowings, using the outstanding debt levels at August 31, 2002 and 2001, would change interest expense by approximately $993 and $1,200 respectively. The decrease in interest rate exposure is primarily due to lower effective interest rates.

Inflation

Inflation did not have a material impact on the Company’s results of operations or financial condition for 2002 or 2001.

Contingencies

See “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

Impact of Recently Issued Accounting Standards

See “Impact of Recently Issued Accounting Standards” in Notes to the Consolidated Financial Statements.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Amcast Industrial Corporation Statement of Internal Control

The management of Amcast Industrial Corporation has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. In fulfilling this responsibility, management maintains accounting systems and related controls. These controls provide reasonable assurance, at appropriate costs, that assets are safeguarded against losses and that financial records are reliable for use in preparing financial statements. The systems are enhanced by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified people, and a program of financial, operational, and systems review coordinated by the internal auditor and by management. Management recognizes its responsibility for conducting the Company’s affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized by and included in key policy statements. Management maintains a systematic program to assess compliance with these policies.

The Company’s financial statements have been audited by Ernst & Young LLP, independent auditors elected by the shareholders. Management has made available to Ernst & Young LLP all the Company’s financial records and related data, as well as the minutes of shareholders’ and directors’ meetings. Furthermore, management believes that all representations made to Ernst & Young LLP during their audit were valid and appropriate.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets with the independent auditors, management, and internal auditors periodically to review their work and ensure that they are properly discharging their responsibilities. The independent auditors and the Company’s internal auditor have free access to this committee, without management present, to discuss the results of their audit work and their opinion on the adequacy of internal financial controls and the quality of financial reporting.

Byron O. Pond	Francis J. Drew	Mark D. Mishler
Chairman and Chief Executive Officer	Vice President, Finance and Chief Financial Officer	Controller

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Amcast Industrial Corporation, Dayton, Ohio

We have audited the accompanying consolidated statements of financial condition of Amcast Industrial Corporation and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2002. Our audits also included the financial statement schedule listed in the Index at item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amcast Industrial Corporation and subsidiaries at August 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in the summary of accounting policies, in fiscal 2000 the Company changed its method of accounting for supplies and spare parts inventory.

Dayton, Ohio
October 15, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)

	Year Ended August 31
	2002	2001	2000

Net sales	$576,160	$529,373	$610,655
Cost of sales	526,778	488,580	531,961

Gross Profit	49,382	40,793	78,694

Selling, general and administrative expenses	55,516	71,183	57,137

Operating (Loss) Income	(6,134)	(30,390)	21,557

Equity in loss of joint venture and other (income) expense	(768)	1,644	3,206
Interest expense	18,506	17,532	12,929

(Loss) Income before Income Taxes and Cumulative Effect of Accounting Change	(23,872)	(49,566)	5,422

Income taxes	(2,787)	(12,435)	2,058

(Loss) Income before Cumulative Effect of Accounting Change	(21,085)	(37,131)	3,364

Cumulative effect of accounting change, net of tax	–	–	983

Net (Loss) Income	$(21,085)	$(37,131)	$4,347

Basic Earnings per Share
(Loss) income before cumulative effect of accounting change	$(2.45)	$(4.38)	$0.38

Cumulative effect of accounting change	–	–	0.11

Net (Loss) Income	$(2.45)	$(4.38)	$0.49

Diluted Earnings per Share
(Loss) income before cumulative effect of accounting change	$(2.45)	$(4.38)	$0.38

Cumulative effect of accounting change	–	–	0.11

Net (Loss) Income	$(2.45)	$(4.38)	$0.49

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ in thousands)

	August 31
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$19,158	$14,981
Accounts receivable	70,941	64,408
Inventories	51,983	58,193
Other current assets	4,834	12,098

Total Current Assets	146,916	149,680

Property, Plant, and Equipment
Land	9,449	8,816
Buildings	71,947	67,902
Machinery and equipment	380,979	346,593
Construction in progress	10,949	25,804

	473,324	449,115
Less accumulated depreciation	235,368	205,075

Net Property, Plant, and Equipment	237,956	244,040

Goodwill	47,000	48,353
Other Assets	18,338	16,617

Total Assets	$450,210	$458,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$8,212	$7,311
Current portion of long-term debt	11,846	21,383
Accounts payable	74,281	66,032
Compensation and related items	23,512	21,713
Accrued expenses	18,557	16,301

Total Current Liabilities	136,408	132,740

Long-Term Debt – less current portion	178,647	170,296
Deferred Income Taxes	12,658	15,272
Deferred Liabilities	31,152	24,870

Shareholders’ Equity
Preferred shares, without par value:
Authorized – 1,000,000 shares; Issued – None	–	–
Common shares, at stated value
Authorized – 15,000,000 shares
Issued – 9,227,600 shares	9,228	9,228
Capital in excess of stated value	72,756	72,419
Accumulated other comprehensive losses	(9,775)	(5,903)
Retained earnings	25,530	47,403
Cost of 545,089 and 650,860 common shares in treasury, respectively	(6,394)	(7,635)

Total Shareholders’ Equity	91,345	115,512

Total Liabilities and Shareholders’ Equity	$450,210	$458,690

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands, except per share amounts)

	Common Shares	Capital in Excess of Stated Value	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock	Total

Balance at August 31, 1999	$9,209	$79,020	$(1,018)	$87,796	$(4,241)	$170,766

Net income	–	–	–	4,347	–	4,347
Foreign currency translation	–	–	(1,124)	–	–	(1,124)
Minimum pension liability, net of tax benefit of $148	–	–	242	–	–	242

Total comprehensive income						3,465
Cash dividends declared, $.56 per share	–	–	–	(4,851)	–	(4,851)
Price adjustment for stock issued for acquisition	–	(8,196)	–	–	–	(8,196)
Purchase treasury stock	–	–	–	–	(5,559)	(5,559)
Stock options exercised	19	179	–	–	–	198
Issue treasury stock—Directors	–	–	–	–	131	131
Restricted stock awards	–	(22)	–	(5)	27	–

Balance at August 31, 2000	9,228	70,981	(1,900)	87,287	(9,642)	155,954

Net loss	–	–	–	(37,131)	–	(37,131)
Foreign currency translation	–	–	(4,003)	–	–	(4,003)

Total comprehensive loss						(41,134)

Cash dividends declared, $.28 per share	–	–	–	(2,355)	–	(2,355)
Sale of treasury stock	–	–	–	(380)	1,880	1,500
Issue treasury stock – Directors	–		–	(18)	127	109
Issue stock warrants	–	1,438	–	–	–	1,438

Balance at August 31, 2001	9,228	72,419	(5,903)	47,403	(7,635)	115,512

Net loss	–	–	–	(21,085)	–	(21,085)
Foreign currency translation	–	–	3,199	–	–	3,199
Minimum pension liability, net of tax benefit of $ 3,977	–	–	(7,071)	–	–	(7,071)

Total comprehensive loss						(24,957)

Issue stock warrants	–	337	–	–	–	337
Issue treasury stock 401(k) matching contributions	–	–	–	(693)	1,058	365
Directors	–	–	–	(95)	183	88

Balance at August 31, 2002	$9,228	$72,756	$(9,775)	$25,530	$(6,394)	$91,345

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended August 31
	2002	2001	2000

Operating Activities
Net income (loss)	$(21,085)	$(37,131)	$4,347
Depreciation and amortization	36,304	34,949	33,032
Cumulative effect of accounting change	–	–	(983)
Issuance of stock warrants & treasury shares	795	1,438	–
Loss on asset dispositions	24	3,995	–
Changes in deferred liabilities	522	(1,328)	(5,966)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(2,267)	17,333	(1,470)
Inventories	8,877	21,174	(3,137)
Other current assets	7,489	(10,264)	5,675
Accounts payable	4,468	(20,783)	7,381
Accrued liabilities	3,645	3,286	(740)
Other	(7,762)	(289)	4,168

Net Cash Provided by Operations	31,010	12,380	42,307

Investing Activities
Additions to property, plant, and equipment	(22,755)	(32,103)	(23,501)
Acquisitions, net of cash acquired	–	(674)	(2,500)
Other	953	1,707	(1,767)

Net Cash Used by Investing Activities	(21,802)	(31,070)	(27,768)

Financing Activities
Additions to long-term debt	23,822	108,570	74,560
Reduction in long-term debt	(28,826)	(80,227)	(106,857)
Short-term borrowings	47	3,806	13,569
Sale (purchase) of treasury stock	–	1,500	(1,255)
Proceeds from sale leaseback	–	–	6,488
Dividends	–	(2,355)	(4,851)
Other	–	–	198

Net Cash (Used) Provided by Financing Activities	(4,957)	31,294	(18,148)

Effect of exchange rate changes on cash	(74)	(685)	(257)

Net change in cash and cash equivalents	4,177	11,919	(3,866)
Cash and cash equivalents at beginning of year	14,981	3,062	6,928

Cash and Cash Equivalents at End of Year	$19,158	$14,981	$3,062

Supplemental disclosure of non-cash investing and financing activities:

Issuance of stock warrants and treasury shares	$(795)	$(1,438)	$–

Purchase price settlement related to business acquisition:
Disposition of common stock price protection liability	$–	$–	$(8,196)
Acquisition of treasury shares	–	–	(4,304)
Less reduction in original purchase price	–	–	10,000

	$–	$–	$(2,500)

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

ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the Company). Intercompany transactions, balances, and profits have been eliminated. Prior to June 5, 2001, the Company’s investment in Casting Technology Company (CTC), a joint venture, was included in the accompanying consolidated financial statements using the equity method of accounting (see Acquisitions and Divestitures). The investment in CTC at August 31, 2000 was $7,266 and was included in other assets. Operations of the Company’s European subsidiaries are included in the consolidated financial statements for periods ending one month prior to the Company’s fiscal year end in order to ensure timely preparation of the consolidated financial statements.

For foreign subsidiaries, the local foreign currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at year-end. Translation gains and losses are included as a component of shareholders’ equity and other comprehensive income or loss. Income statement amounts are translated at the average monthly exchange rates. Transaction gains and losses are included in the statement of income and were not material.

Revenue is recognized at the time products are shipped to unaffiliated customers, legal title has passed and all significant contractual obligations of the Company have been satisfied.

Cash and cash equivalents include amounts on deposit with financial institutions and investments with original maturities of 90 days or less.

Accounts receivable are stated net of allowances for doubtful and disputed accounts of $4,100 and $4,193 at August 31, 2002 and 2001, respectively.

Inventories are valued at the lower of cost or market. The value of U.S. inventories is determined using the last-in, first-out method (LIFO). The value of foreign inventories is determined using the first-in, first-out method (FIFO). Supplies and maintenance related materials, which are not a component of finished goods, but are utilized during manufacturing, are categorized as raw materials. During 2000, as a result of a new enterprise resource planning (ERP) system implementation, the Company began capitalizing the cost of supplies and spare parts inventories, whereas previously the cost of these manufacturing supplies was expensed when purchased. Management believed this change was preferable in that it provided for a more appropriate matching of revenues and expenses. The total amount of inventory capitalized and reported as a cumulative effect of a change in accounting principle, retroactive to September 1, 1999, was $983 net of taxes of $602. The effect of the change in 2000 was to increase income before cumulative effect of accounting change by $248 ($0.03 per diluted share). Additional disclosures pursuant to Accounting Principles Board Opinion No. 20, “Accounting Changes” are not provided since supplies inventory was not monitored for financial reporting purposes prior to the implementation of the ERP system and, consequently, the information is not available.

Property, plant, and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. General repairs and maintenance are charged to expense as incurred. Major repairs and maintenance are accrued for in advance of the planned major maintenance activity. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows: buildings – 20 to 40 years; machinery and equipment – 3 to 20 years. Depreciation expense was $34,535, $32,713, and $30,807 in 2002, 2001, and 2000, respectively.

Tooling expenditures reimbursable by the customer are capitalized and classified as a current asset. Tooling expenditures not reimbursable by the customer are capitalized and classified with property, plant, and equipment then charged to expense, through depreciation, over the estimated useful life.

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill was $7,755 and $6,401 at August 31, 2002 and 2001, respectively. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses. See “New Accounting Standards” in the Accounting Policies section of the Notes to the Consolidated Financial Statements.

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”

Earnings per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share.” The calculation of basic earnings per share is based on the weighted-average number of common shares outstanding. The calculation of diluted earnings per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

Freight costs were classified as cost of goods sold during 2002. For 2001 and 2000, freight costs totaling $2,981 and $3,169, respectively, were classified as a deduction from sales.

Stock options, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”, are accounted for in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

New accounting standards issued include SFAS No. 141, “Business Combinations”; SFAS No. 142, “Goodwill and Other Intangible Assets”; SFAS No. 143, “Accounting for Asset Retirement Obligations”; SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”; and SFAS No. 146, “Accounting for Costs Associated with Exit or disposal Activities.”

SFAS No. 141 discontinues the use of the pooling of interest method and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement also changes the criteria to recognize intangible assets separate from goodwill.

Under the adoption of SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will be reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value will be adjusted through a charge to earnings. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives and be reviewed for impairment in accordance with SFAS No. 121.

The Company will adopt SFAS No. 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the standard is expected to result in an increase in annual pretax earnings of approximately $1.4 million, which would increase diluted earnings per share by $0.16. During fiscal 2003, the Company will also perform the first of the required impairment reviews of goodwill and indefinite-lived intangible assets as of September 1, 2002. The Company has not fully determined the possible effect of these reviews on its financial position and results of operations, but anticipates impairment will exist for all of the Company’s goodwill, which was $47,000, net of accumulated amortization at August 31, 2002. Actual impairment of goodwill will be calculated at the beginning of fiscal 2003. Any required adjustments that are identified through these transitional impairment reviews will be recorded as a cumulative effect of a change in accounting principle.

SFAS No. 143 addresses the financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the related retirement costs. SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS No. 121. Both standards become effective for the Company in fiscal 2003. The Company has not determined the effect of these new standards on the Company’s results of operations or financial position, but believes the effect will not be material.

In June 2002, the FASB issued SFAS No. 146 which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Use of estimates and assumptions are made by management in the preparation of the financial statements in conformity with generally accepted accounting principles in the United States, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to certain prior year amounts to conform to the current-year presentation.

ACQUISITIONS AND DIVESTITURES
At the end of 1997, the Company acquired all of the outstanding stock of Speedline S.p.A. and its subsidiaries (Speedline). The purchase agreement contained a provision to protect the seller from stock price fluctuations. During 2000, the Company resolved several matters with the seller which, among other items, resulted in the purchase by the Company of 478,240 shares of the Company’s common stock held by the seller, a reduction in the purchase price (goodwill) of $10,000 and a net cash payment to the seller of $2,500.

Effective June 5, 2001, the Company purchased the remaining 40% share in Casting Technology Company (CTC), from Izumi Industries, LTD, bringing the Company’s total ownership to 100%. The purchase price was approximately $4,000 of which $2,000 was payable in equal annual installments over the next five years. As of August 31, 2002, $1,600 remains payable over the next four years. The acquisition was accounted for by the purchase method; accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. No goodwill was recognized from the transaction. The financial results of CTC have been included as part of the Engineered Components segment in the consolidated financial statements since the purchase of the remaining 40% share. Prior to June 5, 2001, the Company’s investment in CTC was accounted for by the equity method. Summarized CTC financial information for the nine months ended June 5, 2001 and the year ended August 31, 2000 is as follows:

August 31 2000

Current assets	$11,651
Noncurrent assets	39,145
Current liabilities	28,626
Noncurrent liabilities	10,060

	Nine Months 2001	Twelve Months 2000

Net sales	$26,370	$49,517
Gross profit (loss)	(622)	(1,034)
Pretax income (loss)	(5,198)	(5,880)

INVENTORIES
The major components of inventories as of August 31 are:

	2002	2001

Finished products	$28,461	$30,470
Work in process	12,466	13,952
Raw materials and supplies	16,293	17,468

	57,220	61,890
Less amount to reduce certain inventories to LIFO value	(5,237)	(3,697)

Inventories	$51,983	$58,193

Inventories of foreign locations are reported on the FIFO method and totaled $24,822 and $26,634 at August 31, 2002 and 2001, respectively.

LONG-TERM DEBT AND CREDIT ARRANGEMENTS
The following table summarizes the Company’s long-term borrowings at August 31:

	2002	2001

Bank Group and Senior Note Holder Debt:
LIFO Credit Facility	$15,000	$–
Senior notes	46,763	50,000
Revolving credit notes	103,880	110,478
Lines of credit	13,149	14,200
CTC Credit Agreement:
CTC term loan	5,856	8,856
CTC revolving credit facility	3,100	4,500
Other debt	2,676	2,636
Capital leases	69	1,009

	190,493	191,679
Less current portion	11,846	21,383

Long-Term Debt	$178,647	$170,296

Bank Group and Senior Note Holder Debt

Due to losses incurred during the second quarter of fiscal 2001, the Company was not in compliance with debt-to-earnings and interest coverage covenants under its bank group and senior note holder debt. Since that time, the Company has successfully negotiated a series of debt restructurings with its bank group and senior note holders. Each of these debt restructurings established new financial covenants and new maturity dates for the debt. The most recent debt restructuring occurred in July 2002, between the Company and its bank group and senior note holders (the “Restructuring Agreements”). This restructuring included the LIFO credit agreement (the “LIFO Agreement”).

As restructured, the revolving credit notes and the lines of credit have been continued through September 14, 2003, and a required $12.5 million prepayment under the senior notes has been deferred until November 2003, when the senior notes will mature. The Company cannot borrow additional funds from the Restructuring Agreements. These lenders have security interests in the assets of the Company and the Company’s U.S. subsidiaries. Interest rates for outstanding borrowings are prime plus 2% for U.S. dollar revolver borrowings, euro LIBOR plus 3.5% for euro revolver borrowings, prime plus 2% for lines of credit, and 9.09% plus 1% for payment in kind for the senior notes.

In accordance with the debt restructuring terms, the Company has outstanding $15,000 of the LIFO Agreement. Amounts due under the LIFO Agreement are $4,000 in February 2003 and $3,500 in August 2003. The interest rate of the LIFO Agreement is prime plus 2%. The Company’s cash balance at August 31, 2002 was $19,158.

The Restructuring Agreements and the LIFO Agreement, as restructured, contain certain financial covenants regarding quarterly earnings before interest, taxes, depreciation and amortization (EBITDA), quarterly total liabilities to tangible net worth, capital expenditures, and debt repayments. These covenants will be reset to coincide with the Company’s 2003 business plan after the lending group approves the plan.

In consideration for the Restructuring Agreement with the bank group and the LIFO Agreement, the Company granted warrants to purchase 255,220 shares of the Company’s common stock at a purchase price of $3.95 per share. The warrants are immediately exercisable and expire June 2005. During fiscal year 2001, as part of the debt restructuring, the Company granted warrants to purchase 455,220 shares of the Company’s common stock at a purchase price of $8.80 per share. These warrants were immediately exercisable and expire June 2005.

CTC Credit Agreement

The CTC Agreement provides for borrowings under a revolving credit facility and a term loan. The revolving credit facility provides for up to $5,750 in borrowings ($2,650 available as of August 31, 2002), has an interest rate of prime plus 0.5% or LIBOR plus 2.75%, and matures in September 2003. The term loan has an interest rate of prime plus 0.5% or LIBOR plus 2.75% and matures as follows: $750 due November 2002, $750 due February 2003, $750 due May 2003, $750 due August 2003, and matures in September 2003.

Other Debt and Capital Leases

Other debt includes various mortgage loans with variable interest rates, ranging from 1.75% to 3.0% that require periodic principal payments through 2006. The mortgage loans are secured by property, plant, and equipment with a net book value of $5,611 at August 31, 2002.

Capitalized lease obligations are payable through 2004. At August 31, 2002, future minimum payments for the leases were $95, including $27 representing interest.

The Company’s foreign operations have short-term lines of credit totaling approximately $11,563 that are subject to annual review by the lending banks. At August 31, 2002, the average interest rate for the short-term lines of credit was 5.5%. Amounts outstanding under these lines of credit are payable on demand and total $4,318 as of August 31, 2002.

Debt Maturities

The carrying amounts of the Company’s debt instruments approximate fair value as defined under SFAS No. 107. Fair value is estimated based on discounted cash flows, as well as other valuation techniques. Long-term debt maturities for each of the next five years are as follows:

2003	$11,846
2004	177,813
2005	290
2006	297
2007	169
Thereafter	78

Total	$190,493

Interest paid was $18,259, $15,890, and $12,945 in 2002, 2001, and 2000, respectively. Other financing costs classified in interest expense in 2002 were $1,365 related to receivables financing, $336 for issuing warrants from the 2002 debt restructuring, and $905 related to various bank fees. In 2001, other financing costs classified in interest expense were $1,439 for issuing warrants from the 2001 debt restructuring, and $281 of costs for various bank fees. In 2000, similar costs included in interest expense were $368 for various bank fees.

LEASES
The Company has a number of operating lease agreements primarily involving machinery, physical distribution, and computer equipment. Certain of these leases contain renewal or purchase options that vary by lease. These leases are noncancelable and expire on dates through 2008. During 1999 and 2000, the Company entered into sale-leaseback transactions whereby the Company sold new and existing manufacturing equipment and leased it back for 7 years. The leasebacks are being accounted for as operating leases. The gains of $2,044 have been deferred and are being amortized to income over the lease term.

Rent expense was $5,342, $6,150, and $5,277, for the years ended August 31, 2002, 2001, and 2000, respectively.

The following is a schedule by year of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2002:

2003	$4,685
2004	3,390
2005	2,746
2006	2,310
2007	739
2008 and thereafter	47

Total Minimum Lease Payments	$13,917

PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
Pension Plans:    The Company has a noncontributory defined benefit pension plan covering certain employees. The plan covers salaried employees and provides pension benefits that are based on years of credited service, employee compensation during years preceding retirement, and the primary social security benefit. The plan also covers hourly employees and provides pension benefits of stated amounts for each year of credited service. The Company’s policy is to fund the annual amount required by the Employee Retirement Income Security Act of 1974. Plan assets consist of U.S. Treasury bonds and notes, U.S. governmental agency issues, corporate bonds, and common stocks. The plan held 510,526 common shares of the Company at August 31, 2002 (2.0% of plan assets) and August 31, 2001 (4.0% of plan assets).

In August 2000, the Company amended its defined benefit pension plan in settlement of litigation to provide additional benefits to certain former employees. This amendment increased the Company’s obligations under the Plan by $3,945, which will be amortized against income over approximately 17 years.

The Company also has an unfunded nonqualified supplementary benefit plan through which the Company provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits. The plan covers certain current and former officers and key employees.

In addition, the Company participates in a multi-employer plan that provides defined benefits to certain bargaining unit employees. The Company’s contributions to the multi-employer plan totaled $313, $357, and $344, for 2002, 2001, and 2000, respectively.

Postretirement Health and Life:    The Company funds postretirement benefits on a cash basis. The Company previously provided postretirement life insurance benefits to certain employees who retired prior to July 1, 1999 and all non-organized salaried and hourly employees who participate in the defined benefit pension plan. Effective June 1, 2002, the Company amended its postretirement benefit plans and terminated postretirement life insurance for all retirees except for those under contractual agreements. This amendment decreased the Company’s net postretirement obligation by $888, which increased income. The Company previously provided health insurance benefits to designated salaried and hourly employees who participated in the defined benefit pension plan and who retired prior to January 1, 1992. Effective July 1, 2001, the Company amended its postretirement benefit plans and terminated postretirement health insurance for all existing retirees. This amendment decreased the Company’s net postretirement obligation by $1,684.

The following tables provide a reconciliation of the change in the benefit obligation, the change in plan assets, and a statement of the funded status of the plans.

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001

Change in Benefit Obligation
Benefit obligation at beginning of year	$103,933	$96,719	$1,877	$2,858
Service cost	1,532	1,430	9	21
Interest cost	7,483	7,629	132	221
Plan amendments	(15)	648	–	(1,684)
Actuarial (gain) loss	(506)	7,076	149	889
Plan curtailment	–	–	(1,421)	–
Benefits paid	(8,074)	(9,569)	(231)	(428)

Benefit obligation at end of year	$104,353	$103,933	$515	$1,877

Change in Plan Assets
Fair value of plan assets at beginning of year	$115,006	$133,167	$–	$–
Actual return on plan assets	(12,887)	(8,685)	–	–
Employer contribution	7	93	231	428
Benefits paid	(8,074)	(9,569)	(231)	(428)

Fair value of plan assets at end of year	$94,052	$115,006	$–	$–

Funded Status
Funded status	$(10,301)	$11,073	$(516)	$(1,877)
Unrecognized net actuarial (gains) loss	13,933	(10,473)	163	2,100
Unrecognized prior service cost	5,862	6,287	–	(1,684)
Unrecognized transition asset	–	(279)	–	–

Net asset (liability)	$9,494	$6,608	$(353)	$(1,461)

Amounts recognized in Statements of Financial Condition
Prepaid (accrued) benefit cost	$9,494	$6,608	$(353)	$(1,461)
Additional minimum liability	(17,466)	–	–	–
Intangible asset	6,418	–	–	–
Accumulated other comprehensive losses	11,048	–	–	–

Net amount recognized	$9,494	$6,608	$(353)	$(1,461)

The assumptions used in measuring the Company’s benefit obligation and net periodic benefit cost follow:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001

Weighted-average assumptions
Discount rate	7.4%	7.5%	7.4%	7.5%
Expected return on plan assets	9.0%	10.0%	–	–
Rate of compensation increase	4.7%	4.7%	–	–

The components of net periodic benefit cost included in results of operations follow:

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000

Net Periodic Benefit Cost
Service cost	$1,532	$1,430	$1,555	$9	$21	$22
Interest cost	7,483	7,629	6,925	132	221	226
Expected return on plan assets	(11,730)	(11,672)	(10,594)	–	–	7
Amortization of prior service cost	410	399	79	(349)	–	–
Recognized net actuarial (gain) loss	(295)	(577)	47	218	54	60
Amortization of transition asset	(279)	(558)	(558)	–	–	–
Settlement loss	–	–	–	448	–	–
Recognition of prior service costs	–	–	–	(1,336)	–	–

Net periodic benefit cost (benefit)	$(2,879)	$(3,349)	$(2,546)	$(878)	$296	$308

The Company also sponsors a 401(k) profit sharing plan for the benefit of substantially all domestic salaried employees. The Company provides a 25% match on employee contributions up to 6% of eligible compensation and a supplemental savings match from 1% to 35% based on the Company achieving a minimum return on shareholders’ equity and subject to IRS limitations. Matching contributions made by the Company totaled $598, $596, and $734 for 2002, 2001, and 2000, respectively.

Included in deferred liabilities at August 31, 2002 and 2001, is an accrual totaling $12,857 and $10,804, respectively, for termination benefits for Speedline employees. The liability is based on the employee’s length of service, position, and remuneration, and is payable upon separation. There is no vesting period or funding requirement associated with the liability.

COMMITMENTS AND CONTINGENCIES
At August 31, 2002, the Company has committed to capital expenditures of $5,681 in 2003, primarily for the Engineered Components segment.

The Company, as is normal for the industry in which it operates, is involved in certain legal proceedings and subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

The Company has been identified as a potentially responsible party by various state agencies and by the United States Environmental Protection Agency (U.S. EPA) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, for costs associated with U.S. EPA-led multi-party sites and state environmental agency-led remediation sites. The majority of these claims involve third-party owned disposal sites for which compensation is sought from the Company as an alleged waste generator for recovery of past governmental costs or for future investigation or remedial actions at the multi-party sites. There is one Company-owned property in Pennsylvania where state-supervised cleanups are currently underway and two other Company-owned properties at which the U.S. EPA is overseeing an investigation or where long-standing remediation is underway. The designation as a potentially responsible party and the assertion of such claims against the Company are made without taking into consideration the nature or extent of the Company’s involvement with the particular site. In several instances, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. These claims are in various stages of administrative or judicial proceeding. The Company has no reason to believe that it will have to pay a significantly disproportionate share of clean-up costs associated with any non-Company-owned site. To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company’s existing reserve to cover costs associated with unresolved environmental proceedings. At August 31, 2002, the Company’s accrued undiscounted reserve for such contingencies was $2,944.

Based upon the contracts and agreements with regards to two environmental matters, the Company believes it is entitled to indemnity for remediation costs at two sites and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded receivables of $1,115 related to anticipated recoveries from third parties.

Allied-Signal Inc. (now Honeywell International) brought an action against the Company seeking a contribution from the Company equal to 50% of Honeywell International’s estimated $30,000 remediation cost in connection with a site in southern Ohio. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it disposed of at the site. The court has rendered its decision on this case and the parties have agreed that the Company is responsible for reimbursing $1,100 in costs and interest already incurred by Honeywell. Payment of this sum has been postponed until December 31, 2002, to allow the Company time to secure payment from its insurer.

In addition, a group of nine plaintiffs brought a superfund private cost recovery and contribution action against the Company and fifty-one other parties in the United States district Court for the Southern District of Ohio, Western Division, which is captioned, Cargill, Inc. et al. V. Abco construction, et al. (Case No. C-3-98-3601). The action involves the Valleycrest disposal site in Dayton, Ohio. The plaintiffs have taken the lead in investigating and remediating the site. The Company believes its responsibility with respect to this site is very limited due to the nature of the foundry sand waste it is alleged to have disposed at the site. The Company is defending this matter vigorously.

In prior years, the Company had recorded a liability for a legal claim asserted by former employees at its Flagg Brass operations. Due to the terms of a settlement, a liability in the amount of $2,226 was reversed in 2000 through a reduction in SG&A expense.

MAJOR CUSTOMERS AND CREDIT CONCENTRATION
The Company sells products to customers primarily in the United States and Europe. The Company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management’s expectations. On August 31, 2002, gross trade receivables from the domestic and foreign automotive industry were $52,893, $10,899 was due from the construction industry, and $1,446 was due from industrial related sales.

Sales to the Company’s largest customer, General Motors, were $141,869, $127,294 and $157,099 for the years ended August 31, 2002, 2001, and 2000, respectively. Trade receivables from General Motors on August 31, 2002, 2001, and 2000, were $10,838, $5,895, and $7,845, respectively, and were current. No other single customer accounted for a material portion of trade receivables.

PREFERRED SHARE PURCHASE RIGHTS
Under the Company’s Shareholder Rights Plan, as amended on February 24, 1998, holders of common shares have one preferred share purchase right (collectively, the Rights) for each common share held. The Rights contain features, which, under defined circumstances, allow holders to buy common shares at a bargain price. The Rights are not presently exercisable and trade in tandem with the common shares. The Rights become exercisable following the close of business on the earlier of (i) the 20th day after a public announcement that a person or group has acquired 15% or more of the common shares of the Company or (ii) the date designated by the Company’s board of directors. It is expected that the Rights will begin to trade independently of the Company’s common shares at that time. Unless renewed, the Rights expire on February 23, 2008.

INCOME TAXES
For financial reporting purposes, income (loss) before income taxes includes the following components:

	2002	2001	2000

United States	$(10,514)	$(41,055)	$135
Foreign	(13,358)	(8,511)	5,287

(Loss) Income before Income Taxes and Cumulative Effect of Accounting Change	$(23,872)	$(49,566)	$5,422

The provisions (benefits) for income taxes follow:

Current
State and local	$(869)	$(20)	$62
Foreign	1,702	1,556	3,142
Federal	(2,975)	(3,068)	61

Current	(2,142)	(1,532)	3,265

Deferred
State and local	(910)	(264)	78
Foreign	599	(243)	(1,053)
Federal	(334)	(10,396)	(232)

Deferred	(645)	(10,903)	(1,207)

Income Tax Expense (Benefit)	$(2,787)	$(12,435)	$2,058

Reconciliation of income tax expense (benefit) computed by applying statutory federal income tax rate to the provisions (benefits) for income taxes follows:

	2002	2001	2000

Federal income tax expense (benefit) at statutory rate	$(8,355)	$(17,348)	$1,898
Federal tax credits	(200)	(200)	(200)
State taxes	(1,568)	(285)	117
Goodwill amortization	455	455	507
Higher effective taxes of other countries	2,756	1,588	454
Increase in valuation allowance	4,011	3,048	–
Other	114	307	(718)

Income Tax Expense (Benefit)	$(2,787)	$(12,435)	$2,058

Significant components of deferred tax assets and (liabilities) follow:

	2002	2001

Deferred tax assets related to
Accrued compensation and related items	$3,820	$2,428
Tax credit carryforwards	4,176	5,789
Net operating losses	30,212	24,221
Other	12,448	6,235

Deferred tax assets before valuation allowance	50,656	38,673
Valuation allowance	(16,437)	(13,401)

Deferred tax assets	34,219	25,272
Deferred tax liabilities related to
Depreciation	(26,575)	(27,226)
Other	(19,638)	(10,732)

Deferred tax liabilities	(46,213)	(37,958)

Net Deferred Tax Liabilities	$(11,994)	$(12,686)

The Company has foreign net operating loss carryforwards totaling $38,613, of this total, $26,521 will expire in years 2003 through 2007 and $12,092 have an unlimited carryforward period. The Company also has domestic net operating loss carryforwards totaling $47,707, of which $27,265 relate to current year operations and $20,442 were recorded as part of the Izumi, Inc. stock acquisition. The domestic net operating loss carryforwards will expire in years 2009 through 2023. In addition, the Company has income tax credits of $1,288 expiring in 2022 and an alternative minimum tax credit of $2,889 that has an unlimited carryforward period. For financial reporting purposes, a valuation allowance of $16,437 has been recognized to offset deferred tax assets related to certain tax loss carryforwards.

The Company received net income tax refunds totaling $8,672 in 2002 and made net income tax payments totaling $4 and $4,342 in 2001 and 2000, respectively.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provisions for U.S. income taxes have been provided thereon. It is not practical to determine the deferred tax liability for temporary differences related to these undistributed earnings.

STOCK OPTIONS
The Company has two plans under which stock options for the purchase of common shares can be granted. The 1999 Stock Incentive Plan provides for the granting of options for the purchase of a maximum of 850,000 shares, stock appreciation rights, performance awards, and restricted stock awards to key employees of the Company. Options awarded under the plan may not be granted at an option price less than the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed ten years. All options currently granted under the plan are exercisable one year after the date of grant.

The 1999 Director Stock Option Plan provides for the granting of options for the purchase of a maximum of 250,000 shares. Under the plan, each person serving as a director of the Company on the first business day of January of each year, who is not employed by the Company, is automatically granted options for the purchase of 1,500 shares. All options were granted at an option price equal to the fair market value of a share on the date of grant. Each option is exercisable one year after the date of grant and the maximum term of an option may not exceed ten years.

Certain options also remain outstanding and exercisable from prior stock option plans. In addition, an executive officer received a total of 150,000 stock options as inducement to employment at an exercise price of $5.48 in 2002 and three executive officers received a total of 290,000 stock options as an inducement to their employment at an average exercise price of $8.89 in 2001.

Information regarding the Company’s stock option plans for the years ended August 31, 2002, 2001, and 2000 follows:

	2002 Weighted- Average Exercise		2001 Weighted- Average Exercise		2000 Weighted- Average Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,265,326	$13.51	647,792	$18.36	668,494	$19.21
Granted	372,000	$4.81	712,834	$9.18	161,346	$14.18
Exercised	0	$0.00	0	$0.00	(19,071)	$10.38
Cancelled	(341,522)	$17.34	(95,300)	$14.12	(162,977)	$18.63

Outstanding at end of year	1,295,804	$10.00	1,265,326	$13.51	647,792	$18.36

Options exercisable at end of year	929,304	$11.80	779,015	$16.26	510,607	$19.51

Weighted-average fair value of options granted during the year using the Black-Scholes option pricing model	$2.11		$3.33		$4.81

Information regarding options outstanding at August 31, 2002 follows:

Range of Exercise Prices	Number	Weighted Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$3.53 - $9.60	926,100	4.4	$7.17	559,600	$8.30
$10.13 - $13.47	101,433	8.0	$11.88	101,433	$11.88
$15.53 - $19.09	179,794	5.2	$17.20	179,794	$17.20
$20.88 - $24.72	88,477	3.1	$22.81	88,477	$22.81

The Company has elected to adopt the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized related to the Company’s stock option plans. Consistent with the provisions of SFAS No. 123, had compensation cost been determined based on the fair value at the grant date for awards in 2002, 2001, and 2000, the Company’s net loss and net loss per share would be increased for 2002 and 2001, and net income and net income per share would be reduced for 2000 as follows.

	2002	2001	2000

Proforma effect on net income	$(978)	$(872)	$(430)
Proforma effect on net income per share

Basic	$(0.11)	$(0.10)	$(0.05)
Diluted	$(0.11)	$(0.10)	$(0.05)

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected volatility	46.0%	45.0%	46.0%
Dividend yield	0.00%	2.83%	4.42%
Expected life of option in years	4.6	5.0	5.0
Risk-free interest rates	3.3%-4.9%	3.5%-5.8%	5.7%-6.8%

EARNINGS PER SHARE
The following table reflects the calculations for basic and diluted earnings per share for the three years ended August 31:

	2002	2001	2000

Income (loss) before cumulative effect of accounting change	$(21,085)	$(37,131)	$3,364

Net (loss) income	$(21,085)	$(37,131)	$4,347

Basic Earnings per Share
Basic shares	8,604	8,482	8,788

Income (loss) before cumulative effect of accounting change	$(2.45)	$(4.38)	$0.38

Net (loss) income	$(2.45)	$(4.38)	$0.49

Diluted Earnings per Share
Basic shares	8,604	8,482	8,788
Stock options and warrants	–	–	4

Diluted shares	8,604	8,482	8,792

Income (loss) before cumulative effect of accounting change	$(2.45)	$(4.38)	$0.38

Net (loss) income	$(2.45)	$(4.38)	$0.49

For each of the three years, there were outstanding stock options and warrants excluded from the computation of diluted earnings per share because the options and warrants were antidilutive.

BUSINESS SEGMENTS
Operating segments are organized internally primarily by the type of products produced and markets served, and in accordance with SFAS No. 131. The Company has aggregated similar operating segments into two reportable segments, Flow Control Products and Engineered Components. The Flow Control Products segment is a supplier of copper and brass plumbing fittings for the industrial, commercial and residential construction markets, and cast and fabricated metal products for sale to original equipment manufacturers in the transportation, construction, air conditioning and refrigeration industries. The Engineered Components segment is a supplier of aluminum wheels and aluminum automotive components, primarily for automotive original equipment manufacturers. During 2001, the Company re-evaluated the composition of the reportable segments and reclassified one business from Engineered Components to Flow Control Products. 2000 segment information was restated to conform to the 2002 and 2001 presentation.

The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. The accounting policies of the reportable segments are the same as those described in the footnote entitled “Accounting Policies” of the Notes to the Consolidated Financial Statements. There are no intersegment sales.

	Net Sales			Operating Income
	2002	2001	2000	2002	2001	2000 *

Flow Control Products	$136,262	$151,216	$168,181	$5,700	$5,471	$23,663
Engineered Components	439,898	378,157	442,474	(4,991)	(16,683)	5,243
Corporate	–	–	–	(6,843)	(19,178)	(7,349)

	576,160	529,373	610,655	(6,134)	(30,390)	21,557
Other (income) expense	–	–	–	(768)	1,644	3,206
Interest expense	–	–	–	18,506	17,532	12,929

Total net sales and income before taxes	$576,160	$529,373	$610,655	$(23,872)	$(49,566)	$5,422

	Capital Expenditures			Depreciation and Amortization
	2002	2001	2000	2002	2001	2000

Flow Control Products	$4,352	$10,818	$5,724	$6,761	$6,249	$6,188
Engineered Components	18,398	21,281	17,695	27,678	26,336	25,787
Corporate	5	4	82	1,865	2,364	1,057

	$22,755	$32,103	$23,501	$36,304	$34,949	$33,032

	Total Assets
	2002	2001	2000

Flow Control Products	$75,795	$80,972	$94,408
Engineered Components	289,739	293,482	305,188
Corporate	84,676	84,236	80,790

	$450,210	$458,690	$480,386

*	Income before cumulative effect of a change in accounting principle in 2000.

The Company’s manufacturing operations are conducted in the United States and Europe. Information about the Company’s operations in different geographic areas for the years ended August 31, 2002, 2001, and 2000 is shown below. Net sales are based on the location of the customer.

	2002	2001	2000

Net Sales
United States	$359,377	$354,424	$422,403
Other Europe	96,790	73,440	92,319
Germany	77,553	69,658	76,780
Other	42,440	31,851	19,153

Net Sales	$576,160	$529,373	$610,655

Long-Lived Assets
United States	$154,763	$164,632	$146,908
Europe	83,193	79,408	81,496

Long-Lived Assets	$237,956	$244,040	$228,404

The Company’s sales by product category are as follows:

	2002	2001	2000

Aluminum wheels	$288,973	$254,804	$289,210
Brass and copper fittings	132,776	147,931	166,203
Aluminum automotive components	154,411	126,638	155,242

Net Sales	$576,160	$529,373	$610,655

QUARTERLY FINANCIAL DATA (UNAUDITED)
($ in thousands except per share data)

	Fiscal Quarter				For the Year

2002	1st	2nd	3rd	4th
Net sales	$135,180	$136,989	$151,423	$152,568	$576,160
Gross profit	$10,552	$11,020	$16,296	$11,514	$49,382

Net income (loss)	$(5,523)	$(4,882)	$(1,570)	$(9,110)	$(21,085)

Net income (loss) per share – basic	$(0.64)	$(0.57)	$(0.18)	$(1.05)	$(2.45)
Net income (loss) per share – diluted	$(0.64)	$(0.57)	$(0.18)	$(1.05)	$(2.45)

Average number of shares outstanding – basic	8,577	8,587	8,601	8,653	8,604
Average number of shares outstanding – diluted	8,577	8,587	8,601	8,653	8,604

	Fiscal Quarter				For the Year

2001	1st	2nd	3rd	4th
Net sales	$137,944	$122,966	$136,158	$132,305	$529,373
Gross profit	$16,288	$9,968	$6,084	$8,453	$40,793

Net income (loss)	$82	$(6,737)	$(19,243)	$(11,233)	$(37,131)

Net income (loss) per share – basic	$0.01	$(0.80)	$(2.25)	$(1.31)	$(4.38)
Net income (loss) per share – diluted	$0.01	$(0.80)	$(2.25)	$(1.31)	$(4.38)

Average number of shares outstanding – basic	8,406	8,413	8,536	8,577	8,482
Average number of shares outstanding – diluted	8,412	8,417	8,537	8,577	8,482

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 18, 2002. Certain information concerning executive officers of the Company appears under “Executive Officers of Registrant” at Part I, page 8, of this Report.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to “Executive Compensation” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 18, 2002.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this item is incorporated herein by reference to “Security Ownership of Directors, Nominees, and Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 18, 2002.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 18, 2002.

PART IV

ITEM 14 – CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President, Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON FORM 8-K

(a)  Documents filed as part of this report.

1.	Financial statements

The following financial statements are filed as part of this report. See index on page 2 of this report.

Report of Independent Auditors

Consolidated Statements of Operations for the years ended August 31, 2002, 2001, and 2000.

Consolidated Statements of Financial Condition at August 31, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2002, 2001, and 2000.

Consolidated Statements of Cash Flows for the years ended August 31, 2002, 2001, and 2000.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts for the years ended August 31, 2002, 2001, and 2000. All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.	Exhibits – See Index to Exhibits (page 46 herein).

4.	Reports on Form 8-K

A Current Report on Form 8-K with an event date of June 6, 2002 was filed by the Company on June 11, 2002 to report the amendment and extension of its LIFO credit agreement with its bank lending group. The new working capital facility allowed for the availability of $20 million of additional loans until September 14, 2002.

A Current Report on Form 8-K with an event date of August 6, 2002 was filed by the Company on September 19, 2002 to report the amendment and extension of its CTC revolving credit facility and term loan with Bank One, NA. The new working capital facility allowed for the availability of up to $11,606 ($5,750 under the revolving credit facility and $5,856 under the term loan) until September 14, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2002.
AMCAST INDUSTRIAL CORPORATION (Registrant)

By:
Byron O. Pond Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

Byron O. Pond	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2002

Francis J. Drew	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 13, 2002

Mark D. Mishler	Controller (Principal Accounting Officer)	November 13, 2002

*Walter E. Blankley	Director	November 13, 2002
*Peter H. Forster	Director	November 13, 2002
*Don R. Graber	Director	November 13, 2002
*Joseph R. Grewe	President and Chief Operating Officer and Director	November 13, 2002
*Leo W. Ladehoff	Director	November 13, 2002
*Bernard G. Rethore	Director	November 13, 2002
*William G. Roth	Director	November 13, 2002
*R. William Van Sant	Director	November 13, 2002

        * The undersigned Byron O. Pond, by signing his name hereto, does sign and execute this annual report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

By:
Byron O. Pond Attorney in Fact

CERTIFICATIONS

Byron O. Pond, Chairman and Chief Executive Officer

I, Byron O. Pond, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Amcast Industrial Corporation (the “Registrant”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:
Byron O. Pond Chairman and Chief Executive Officer
November 13, 2002

Francis J. Drew, Vice President, Finance and Chief Financial Officer

I, Francis J. Drew, Vice President, Finance and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Amcast Industrial Corporation (the “Registrant”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:
Francis J. Drew Vice President, Finance and Chief Financial Officer
November 13, 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

($ In Thousands)

		Additions	Deductions
Description	Balance Beginning of Period	Charged to Costs and Expenses	Cash Payments Made	Balance at End of Period

Major Maintenance Accrual
Year Ended August 31, 2002	$333	$2,100	$(1,780)	$653
Year Ended August 31, 2001	294	1,325	(1,286)	333
Year Ended August 31, 2000	360	1,210	(1,276)	294

Inventory Obsolescence Accrual
Year Ended August 31, 2002	$2,010	$1,589	$(793)	$2,806
Year Ended August 31, 2001	2,369	1,310	(1,669)	2,010
Year Ended August 31, 2000	1,726	929	(286)	2,369

INDEX TO EXHIBITS

Exhibit Number	Description

ARTICLES OF INCORPORATION AND BY-LAWS

3.1	Articles of Incorporation of Amcast Industrial Corporation, incorporated by reference from Form S-8 (Registration Statement No. 333-99835) filed August 28, 2002.	I

3.2	Code of Regulations of Amcast Industrial Corporation, incorporated by reference from Form S-8 (Registration Statement No. 333-99835) filed August 28, 2002.	I

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	$200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10K filed September 3, 1997.	I

4.1.1
First Amendment Agreement dated October 7, 1997, to the $ 200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10-K for the year ended August 31, 1998.
I

4.1.2
Second Amendment Agreement dated August 30, 1998, to the $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10-K for the year ended August 31, 1998.
I

4.1.3
Third Amendment Agreement dated November 5, 1999, to the $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10-Q for quarter ended November 28, 1999.
I

4.1.4
Fourth Amendment Agreement dated November 28, 1999, to the $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10-Q for quarter ended November 28, 1999.
I

4.1.5
Fifth Amendment Agreement, dated May 28, 2000, to the $200,000,000 (amended to $150,000,000) Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10-Q for quarter ended May 28, 2000.
I

4.1.6
Sixth Amendment Agreement, dated June 5, 2001, to the $200,000,000 (amended to $150,000,000) Credit Agreement between Amcast Industrial Corporation, the banking institutions and KeyBank National Association, as agent, dated August 14, 1997, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.1.7
Seventh Amendment Agreement, dated July 23, 2001, to the $200,000,000 (amended to $150,000,000) Credit Agreement between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent, dated August 14, 1997 incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.1.8
Eighth Amendment Agreement, dated August 6, 2001, to the $200,000,000 (amended to $150,000,000) Credit Agreement between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent, dated August 14, 1997.
I

4.2
Last-In-First-Out Credit Agreement dated June 5, 2001, between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.2.1
First Amendment Agreement, dated July 23, 2001, to the Last-In-First-Out Credit Agreement between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent, dated June 5, 2001 incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.2.2
Second Amendment Agreement, dated August 6, 2001, to the Last-In-First-Out Credit Agreement between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent, dated June 5, 2001, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.2.3
Third Amendment Agreement made as of April 15, 2002, to the Last-In-First-Out Credit Agreement dated June 5, 2001, between Amcast Industrial Corporation, the banking institutions named therein, and KeyBank National Association, as agent, incorporated by reference from Form 8-K filed June 6, 2002.
I

4.3
$50,000,000 Note Agreement between Amcast Industrial Corporation and Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company, dated November 1, 1995, incorporated by reference from Form 10-K for the year ended August 31, 1995, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.3.1
Amendment Agreement dated December 31, 1997, to $50,000,000 Note Agreement between Amcast Industrial Corporation and Principal Life Insurance Company, dated November 1, 1995, incorporated by reference from Form 10-K for the year ended August 31, 1998, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.3.2
Second Amendment dated as of June 1, 2001 to the $50,000,000 Note Agreements dated November 1, 1995 among Amcast Industrial Corporation, Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.
I

4.3.3
Third Amendment dated as of August 6, 2001 to the $50,000,000 Note Agreements dated November 1, 1995 among Amcast Industrial Corporation, Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.
I

4.4
Forbearance and Waiver Agreement, dated June 5, 2001, between Amcast Industrial Corporation, KeyBank National Association, LIFO agent, for itself as agent and on behalf of the LIFO Banks, Bank One, Indiana, National Association, for itself and as agent on behalf of the CTC Banks, and Bank One, Indiana, National Association, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.5
Subordination, Waiver and Consent Agreement, dated June 5, 2001, between Amcast Industrial Corporation, KeyBank National Association, LIFO agent, for the LIFO Banks (Senior Lenders) the Line of Credit Lenders, the Existing Credit Agreement Agent and the Existing Credit Agreement Banks, the Noteholders, and the Collateral Agent, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.6
Restructuring Agreement dated as of July 15, 2002 among Amcast Industrial Corporation, the Guarantors, Line of Credit Lenders, the Existing Credit Agreement Agent (KeyBank National Association), the Existing Credit Agreement Banks, the Noteholders, and the Collateral Agent (KeyBank National Association in its capacity as Collateral Agent under the Restructuring Lender Collateral Documents), incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.
I

4.7
Collateral Agency and Intercreditor Agreement, dated June 5, 2001, between KeyBank National Association, as agent for benefit of and on behalf of the Banks, the Line of Credit Lenders, the Noteholders, and KeyBank National Association, as Collateral Agent, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.8
LIFO Restructuring Agreement dated July 15, 2002 among Amcast Industrial Corporation, the banking institutions (the “LIFO banks”), and KeyBank National Association as Agent for the LIFO banks, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.
I

4.9
Collateral Assignment and Security Agreement dated July 24, 2001, between Casting Technology Company and KeyBank, National Association, as agent for the Banks to the Amcast Industrial Corporation Credit Agreement, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.10
Waiver and Consent Agreement dated November 11, 2001 between Amcast Industrial Corporation and Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company, incorporated by reference from Form 10Q for the quarter ended December 2, 2001.
I

4.11
Pledge Agreement dated July 24, 2001, between Casting Technology Company and KeyBank, National Association, as agent for the Banks to the Amcast Industrial Corporation Credit Agreement, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.12
Security Agreement dated July 24, 2001, between Casting Technology Company and KeyBank, National Association, as agent for the Banks to the Amcast Industrial Corporation Credit Agreement, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.13
Guaranty of Payment of Debt dated July 24, 2001, between Casting Technology Company and KeyBank, National Association, as agent for the Banks to the Amcast Industrial Corporation Credit Agreement, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.14
$15,356,000 Credit Agreement dated September 18, 2001, between Casting Technology Company and Bank One, Indiana, National Association, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.14.1	First Amendment to Credit Agreement dated August 6, 2002 between Casting Technology Company and Bank One, N.A., incorporated by reference from Form 8-K filed September 19, 2002.	I

4.15
Second Amended and Restated Guaranty Agreement dated September 18, 2001 made by Amcast Industrial Corporation, in favor of Bank One, Indiana, National Association, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.16
Security Agreement dated July 28, 1995, made by Casting Technology Company in favor of Bank One, Indiana, National Association, successor by merger to NBD Bank, a Michigan banking corporation, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.16.1
Confirmation of and Amendment to Security Agreement dated September 18, 2001, made by Casting Technology Company, in favor of Bank One, Indiana, National Association, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.
I

4.17	Lease between ICX Corporation, lessor, and Amcast Industrial Corporation, lessee, dated July 13, 1999.	+

4.18	Lease between ICX Corporation, lessor, and Amcast Industrial Corporation, lessee, dated March 1, 2000.	+

4.19	Lease between ICX Corporation, lessor and Amcast Industrial Corporation, lessee, dated June 1, 2000.	+

MATERIAL CONTRACTS:

10.1	Amcast Industrial Corporation Annual Incentive Plan, effective September 1, 1982, incorporated by reference from Form 10-K for the year ended August 31, 1996.	I

10.2	Deferred Compensation Agreement for Directors of Amcast Industrial Corporation, incorporated by reference from Form 10-K for the year ended August 31, 1996.	I

10.3
Amended and Restated Executive Agreement between Amcast Industrial Corporation and Leo W. Ladehoff, dated July 10, 2000 and restated through July 10, 2000, incorporated by reference from Form 10-Q for the quarter ended May 28, 2000.
I

10.4	Indemnification Agreement for Directors and Officers of Amcast Industrial Corporation, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I

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

10.7
Amcast Industrial Corporation Non-Qualified Supplementary Benefit Plan Effective as of June 1, 1999, as restated through March 23, 2001, incorporated by reference from Form 10-K for the quarter ended August 31, 2001.
I

10.8	Amcast Industrial Corporation Amended and Restated 1999 Director Stock Incentive Plan, incorporated by reference from Form S-8 (Registration Statement No. 333-98873) filed August 28, 2002.	I

10.9	Amcast Industrial Corporation Non-Employee Director Stock Compensation Plan, incorporated by reference from Form S-8 (Registration Statement No. 333-100415) filed October 8, 2002.	I

10.10	Amcast Industrial Corporation Amended and Restated Long-Term Incentive Plan, effective May 26, 1999, incorporated by reference from Form 10-K for the year ended August 31, 1999.	I

10.11	Amcast Industrial Corporation Amended and Restated 1999 Stock Incentive Plan, incorporated by reference from Form S-8 (Registration Statement No. 333-98835) filed August 28, 2002.	I

10.12	Executive Employment Agreement between Amcast Industrial Corporation and Byron O. Pond, incorporated by reference from Form S-8 (Registration Statement No. 333-100415), filed October 8, 2002.	I

10.13	Consulting Agreement between Amcast Industrial Corporation and Leo W. Ladehoff, effective February 15, 2001, incorporated by reference from Form 10-Q for the quarter ended March 4, 2001.	I

10.13.1	Amendment to Consulting Agreement between Amcast Industrial Corporation and Leo W. Ladehoff, effective April 8, 2002, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I

10.14
Non-Qualified Stock Option Agreement entered into as of February 16, 2001 by and between Amcast Industrial Corporation and Byron Pond granting inducement options, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.
I

10.15
Amended Agreement made as of August 17, 2001 by and between Amcast Industrial Corporation and Byron O. Pond amending the Non-Qualified Stock Option Agreement entered into as of February 16, 2001, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.
I

10.16
Amended Director Stock Option Agreement granting inducement options to Byron O. Pond pursuant to the Non-Qualified Stock Option Agreement entered into as of February 16, 2001, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.
I

10.17	Executive Employment Agreement between Amcast Industrial Corporation and Joseph R. Grewe, effective April 8, 2002, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I

10.18	Change of Control Agreement dated April 1, 2002 between Amcast Industrial Corporation and Joseph R. Grewe, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I

10.19
Non-Qualified Stock Option Agreement and Grant of Non-Qualified Stock Option entered into as of April 1, 2002 and effective April 8, 2002, by and between Amcast Industrial Corporation and Joseph R. Grewe granting inducement options, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.
I

10.20	Stock Option Agreement granting inducement options to Francis J. Drew dated April 6, 2001, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I

10.21	Stock Option Agreement granting inducement options to Samuel T. Rees dated August 22, 2001, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I

INDEPENDENT AUDITOR’S PREFERABILITY LETTER CONCERNING A CHANGE IN ACCOUNTING METHOD

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
F

CONSENTS OF EXPERTS AND COUNSEL

23.1	Consent of Ernst & Young LLP dated November 11, 2002, with respect to the inclusion of their report dated October 15, 2002, into this Annual Report (Form 10-K).	F

POWER OF ATTORNEY

24.1	Powers of attorney of persons who are indicated as having executed this Annual Report Form 10-K on behalf of another.	F

ADDITIONAL EXHIBITS

99.1	Certification of Byron O. Pond, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	F

99.2	Certification of Francis J. Drew, Vice President, Finance and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	F

Key:
“F”	Indicates document filed herewith.
“I”	Indicates document incorporated from another filing.
“+”
Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total consolidated assets of the Company and that the Company will furnish a copy of the document to the Commission upon its request

NOTE:    Exhibits have been omitted from the reproduction of this Form 10-K. A copy of the exhibits can be obtained at a reasonable copying charge by writing to Investor Relations, Amcast Industrial Corporation, 7887 Washington Village Drive, Dayton, Ohio 45459.

[THIS PAGE INTENTIONALLY LEFT BLANK]