Form 10-Q
period 2002-12-01
AMCAST INDUSTRIAL CORP
filed 2003-01-15
CIK 27425

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



  For the quarter ended December 1, 2002      Commission File Number 1-9967




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

Number of Common Shares outstanding, no par value, as of December 1, 2002 - 8,755,885 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 1, 2002

                                    I N D E X




PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           -----

      Item 1  -  Financial Statements:

                 Consolidated Condensed Balance Sheets -                      3
                 December 1, 2002 and August 31, 2002

                 Consolidated Condensed Statements of Operations -            4
                 for the Three Months Ended December 1, 2002
                 and December 2, 2001

                 Consolidated Condensed Statements of Retained Earnings -     4
                 for the Three Months Ended December 1, 2002
                 and December 2, 2001

                 Consolidated Condensed Statements of Cash Flows -            5
                 for the Three Months Ended December 1, 2002
                 and December 2, 2001

                 Notes to Consolidated Condensed Financial Statements      6-13

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      14-20

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk   21

       Item 4 - Controls and Procedures                                      21

PART II - OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders           22

      Item 6 - Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                   23

CERTIFICATIONS                                                            24-25

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)
                                                          December 1  August 31
                                                             2002       2002
                                                           ---------  ---------
ASSETS

Current Assets
     Cash and cash equivalents                             $ 12,566    $ 19,158
     Accounts receivable                                     66,225      70,941
     Inventories                                             48,671      51,983
     Other current assets                                    10,826       4,834
                                                           ---------  ---------
Total Current Assets                                        138,288     146,916

Property, Plant, and Equipment                              477,230     473,324
     Less accumulated depreciation                         (244,028)   (235,368)
                                                           ---------  ---------
Net Property, Plant, and Equipment                          233,202     237,956

Goodwill                                                          -      47,000
Other Assets                                                 17,094      18,338
                                                           ---------  ---------
Total Assets                                               $388,584   $ 450,210
                                                           =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Short-term debt                                        $ 6,047     $ 8,212
     Current portion of long-term debt                      183,965      11,846
     Accounts payable                                        76,106      74,281
     Accrued expenses                                        40,134      42,069
                                                           ---------  ---------
Total Current Liabilities                                   306,252     136,408

Long-Term Debt (less current portion)                         1,395     178,647
Deferred Income Taxes                                        12,766      12,658
Deferred Liabilities                                         30,480      31,152

Shareholders' Equity
     Preferred shares, without par value
        Authorized - 1,000,000 shares; Issued - None              -           -
     Common shares, at stated value
        Authorized - 15,000,000 shares
        Issued - 9,227,600 shares                             9,228       9,228
     Capital in excess of stated value                       72,756      72,756
     Accumulated other comprehensive losses                  (9,904)     (9,775)
     (Accumulated deficit) retained earnings                (28,855)     25,530
     Cost of 471,715 and 545,089 common shares in treasury   (5,534)     (6,394)
                                                           ---------  ---------
Total Shareholders' Equity                                   37,691      91,345

                                                           ---------  ---------
Total Liabilities and Shareholders' Equity                 $388,584   $ 450,210
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

                                                         Three Months Ended
                                                      -------------------------
                                                      December 1     December 2
                                                         2002           2001
                                                       ---------      ---------
Consolidated Condensed Statements of Operations

Net Sales                                              $ 155,756      $ 135,180
Cost of sales                                            146,006        124,628
                                                       ----------     ----------
Gross Profit                                               9,750         10,552
Selling, general and, administrative expenses             13,439         13,655
                                                       ----------     ----------
Operating Income (Loss)                                   (3,689)        (3,103)
Other (income) expense                                       (56)          (499)
Interest expense                                           4,301          4,794
                                                       ----------     ----------
Income (Loss) before Income Taxes and
  Cumulative Effect of Accounting Change                  (7,934)        (7,398)
Income tax benefit                                          (742)        (1,875)
                                                       ----------     ----------
Income (Loss) before Cumulative Effect
  of Accounting Change                                    (7,192)        (5,523)
Cumulative effect of accounting change
  net of tax of $464                                     (46,536)             -
                                                       ----------     ----------
Net Income (Loss)                                      $ (53,728)      $ (5,523)
                                                       ==========     ==========
Consolidated Condensed Statements of Retained Earnings

Beginning Retained Earnings                             $ 25,530       $ 47,403
Net (loss) income                                        (53,728)        (5,523)
Treasury shares issued                                      (657)             -
                                                       ----------     ----------
Ending Retained Earnings/(Deficit)                     $ (28,855)      $ 41,880
                                                       ==========     ==========

Basic earnings (loss) per share before cumulative
  effect of accounting change                            $ (0.83)       $ (0.64)
                                                       ==========     ==========

Basic earnings (loss) per share                          $ (6.16)       $ (0.64)
                                                       ==========     ==========

Diluted earnings (loss) per share before cumulative
  effect of accounting change                            $ (0.83)       $ (0.64)
                                                       ==========     ==========

Diluted earnings (loss) per share                        $ (6.16)       $ (0.64)
                                                       ==========     ==========

Dividends declared per share                             $     -        $     -
                                                       ==========     ==========

Dividends paid per share                                 $     -        $     -
                                                       ==========     ==========

See notes to consolidated condensed financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                   December 1     December 2
                                                      2002           2001
                                                    ---------       ---------
Operating Activities
     Net loss                                      $ (53,728)      $ (5,523)
     Depreciation and amortization                     8,850          9,226
     Cumulative effect of accounting change           46,536              -
     Issuance of treasury shares                         203              -
     (Gain) loss on asset disposition                     (5)            65
     Deferred liabilities                               (188)          (653)
     Changes in assets and liabilities
        Restricted cash                               (6,000)             -
        Accounts receivable                            5,014           (642)
        Inventories                                    3,536          8,149
        Other current assets                           1,080          2,166
        Accounts payable                               1,417         (3,449)
        Accrued liabilities                           (2,080)        (1,241)
        Other                                             93           (820)
                                                    ---------       ---------
Net Cash Provided by Operations                        4,728          7,278

Investing Activities
     Additions of property, plant, and equipment      (3,786)        (7,343)
     Other                                               534           (805)
                                                    ---------       ---------
Net Cash Used by Investing Activities                 (3,252)        (8,148)

Financing Activities
     Additions to long-term debt                         400          1,400
     Reduction in long-term debt                      (4,381)        (7,656)
     Short-term borrowings                            (2,203)           401
                                                    ---------       ---------
Net Cash Used by Financing Activities                 (6,184)        (5,855)

Effect of exchange rate changes on cash               (1,884)             2
                                                    ---------       ---------
Net change in cash and cash equivalents               (6,592)        (6,723)

Cash and cash equivalents at beginning of period      19,158         14,981
                                                    ---------       ---------
Cash and Cash Equivalents at End of Period          $ 12,566        $ 8,258
                                                    =========       =========

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

Preparation of Financial Statements

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its domestic and foreign subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 2002 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, including normally recurring accruals, necessary for a fair presentation have been included, however interim financial reporting requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from those estimates.

Restricted Cash

As of December 1, 2002, the Company had $7,067 of cash that was classified as restricted cash. Of this amount, $6,000 is required under the Company's debt agreements, excluding CTC, with its bank group and senior note holders. This cash reserve is segregated to ensure the payment of principal and interest on the Company's bank credit facilities, senior notes and LIFO credit agreement. An additional $1,067 of cash has been restricted per CTC's loan agreement on its revolver and term loans. This cash reserve has restrictions and purposes similar to the other cash reserve. In the first quarter of fiscal 2003, all of the restricted cash has been classified in the other current asset section of the balance sheet. As of August 31, 2002, the Company had $1,067 in restricted cash related to its CTC debt that was classified as a non-current asset.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Inventory

The major components of inventory are as follows:

                                        December 1           August 31
                                           2002                2002
                                        ----------          ----------
Finished products                        $ 25,282            $ 28,461
Work in process                            12,897              12,466
Raw materials and supplies                 15,729              16,293
                                        ----------          ----------
                                           53,908              57,220
Less amount to reduce certain
      inventories to LIFO value            (5,237)             (5,237)
                                        ----------          ----------
Total Inventory                          $ 48,671            $ 51,983
                                        ==========          ==========




Property, Plant, and Equipment

The major components of property, plant, and equipment are as follows:

                                           December 1             August 31
                                              2002                  2002
                                           ----------            ----------
Land and buildings                           $82,360              $ 81,396
Machinery and equipment                      382,810               380,979
Construction in progress                      12,060                10,949
                                           ----------            ----------
                                             477,230               473,324
Accumulated depreciation                    (244,028)             (235,368)
                                           ----------            ----------
Net property, plant, and equipment         $ 233,202             $ 237,956
                                           ==========            ==========

Depreciation expense was $8,746 and $8,782 for the three month periods ended December 1, 2002 and December 2, 2001, respectively.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Long-Term Debt

The following table summarizes the Company's long-term borrowings:

                                             December 1           August 31
                                                2002                 2002
                                              ----------          ----------
Bank Group and Senior Note Holder Debt:
  LIFO credit facility                         $ 15,000             $ 15,000
  Senior Notes                                   46,043               46,763
  Revolving credit notes                        101,105              103,880
  Lines of credit                                12,915               13,149
CTC Debt:
  Term loan                                       5,106                5,856
  Revolving credit note                           2,900                3,100
Other debt                                        2,291                2,745
                                              ----------          ----------
                                                185,360              190,493
Less current portion                            183,965               11,846
                                              ----------          ----------
Long-Term Debt                                  $ 1,395            $ 178,647
                                              ==========          ==========


The bank group, senior note holder, and CTC debt are classified as current debt because the bank group and CTC debt mature in September 2003 and the senior note holder debt matures in November 2003. The bank group, senior note holder, and CTC debt contains a provision that requires the Company to refinance the credit facilities of the bank group and senior note holder debt by September 2003.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Earnings (Loss) Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three-month periods ended December 1, 2002 and December 2, 2001, respectively:

                                                       Three Months Ended
                                                  -----------------------------
                                                  December 1        December 2
                                                     2002              2001
                                                  ----------        -----------
Net income (loss) before cumulative
    effect of accounting change                    $ (7,192)           $(5,523)
                                                   =========           ========

Net income (loss)                                  $(53,728)           $(5,523)
                                                   =========           ========
Basic Earnings per Share:
Basic shares                                          8,717              8,577
                                                   =========           ========

Net income (loss) before cumulative
    effect of accounting change                     $ (0.83)           $ (0.64)
                                                   =========           ========

Net income (loss)                                   $ (6.16)           $ (0.64)
                                                   =========           ========

Diluted Earnings per Share:
Basic shares                                          8,717              8,577
Stock options and warrants                                -                  -
                                                   ---------           --------
Diluted shares                                        8,717              8,577
                                                   =========           ========

Net income (loss) before cumulative
    effect of accounting change                     $ (0.83)           $ (0.64)
                                                   =========           ========

Net income (loss)                                   $ (6.16)           $ (0.64)
                                                   =========           ========

For each of the periods presented, there were outstanding stock options and warrants excluded from the computation of diluted earnings per share because the options were antidilutive.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of Comprehensive income (loss) are:


                                                       Three Months Ended
                                                 ------------------------------
                                                  December 1         December 2
                                                     2002                2001
                                                  ----------         ----------
Net income (loss)                                  $(53,728)          $ (5,523)

Foreign currency translation adjustments               (133)             2,132
                                                  ----------         ----------
Total comprehensive income (loss)                  $(53,861)          $ (3,391)
                                                  ==========         ==========



Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served, and in accordance with SFAS No. 131. The Company has aggregated similar operating segments into two reportable segments, Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. At December 1, 2002 there were no significant changes in identifiable assets of reportable segments from those amounts disclosed at August 31, 2002, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Operating information related to the Company's reportable segments is as follows:

                                 Net Sales             Operating Income (Loss)
                         --------------------------   --------------------------
                         For the Three Months Ended   For the Three Months Ended
                         --------------------------   --------------------------
                         December 1     December 2     December 1   December 2
                            2002           2001            2002         2001
                         ----------     ----------     ----------   -----------
Flow Control Products      $ 30,301      $ 33,405          $ 606      $ 2,146
Engineered Components       125,455       101,775         (1,981)      (3,016)
Corporate                         -             -         (2,314)      (2,233)
                         ----------     ----------     ----------   -----------
                            155,756       135,180         (3,689)      (3,103)
Other (income) expense                                       (56)        (499)
Interest expense                                           4,301        4,794
                         ----------     ----------     ----------   -----------
Total net sales and income
(loss) before income taxes
and cumulative effect of
accounting change         $ 155,756     $ 135,180       $ (7,934)    $ (7,398)
                         ==========     ==========      ==========   ==========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Commitments and Contingencies

At December 1, 2002, the Company has committed to capital expenditures of $3,887, primarily for the Engineered Components segment.

The Company, as is normal for the industries in which it operates, is involved in certain legal proceedings and is subject to certain claims and site investigations which arise under the environmental laws and which have not been finally adjudicated.

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

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. In making such evaluation, the Company did not take into consideration any possible cost reimbursement claims against its insurance carriers. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At December 1, 2002, the Company's accrued undiscounted reserve for such contingencies was $2,934.

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

Allied-Signal Inc. (now Honeywell International) brought an action against the Company seeking contribution from the Company for a portion of its remediation costs in connection with a site in southern Ohio. The court has rendered its decision on this case and the parties have agreed that the Company is responsible for reimbursing $1,100 in costs and interest already incurred by Honeywell. The Company paid this sum in December 2002. The Company is in the process of pursuing its insurer for reimbursement of this payment and certain defense costs.

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

Adoption of Statements of Financial Accounting Standards (SFAS) No. 142

In the first quarter of fiscal 2003, the Company was required to adopt SFAS No. 142, "Goodwill and Other Intangible Assets". Under the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but will be reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value will be adjusted through a charge to earnings. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

Upon adoption of SFAS No. 142, in the first quarter of fiscal 2003 the Company completed its impairment review and determined that all of its goodwill, relating primarily to Speedline, was impaired. This impairment is reflective of the Company's declining stock price and the weak financial performance of the reporting units related to the recorded goodwill. As such, the Company recorded a non-cash charge of $46,536 aftertax to reduce the carrying value of its goodwill to zero. This charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

If the Company records any goodwill related to future transactions, it will follow the accounting rules of SFAS No. 141, "Business Combinations", and will perform an impairment review annually at the beginning of the fourth fiscal quarter.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

In prior periods, goodwill and other long-lived assets were reviewed for impairment under SFAS No. 121, which required a review for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. SFAS No. 121 required an estimation of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

The impact of the non-amortization provisions of Statement No. 142 is as follows:
                                              Three Months Ended
                                           December 1     December 2
                                              2002           2001
                                           -----------    -----------
Reported net income (loss)                 $ (53,728)      $ (5,523)
Goodwill amortization                            -              333
                                           -----------    -----------
Adjusted net income (loss)                 $ (53,728)      $ (5,190)
                                           ===========    ===========
Basic earnings per share:
Reported net income (loss)                  $  (6.16)       $ (0.64)
Goodwill amortization                              -           0.04
                                           -----------    -----------
Adjusted net income (loss)                  $  (6.16)       $ (0.60)
                                           ===========    ===========
Diluted earnings per share:
Reported net income (loss)                  $  (6.16)       $ (0.64)
Goodwill amortization                              -           0.04
                                           -----------    -----------
Adjusted net income (loss)                  $  (6.16)       $ (0.60)
                                           ===========    ===========


Impact of Other Recently Issued Accounting Standards

Standards other than SFAS No. 142 which became effective for the Company in fiscal 2003 include SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

SFAS No. 143 addresses the financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the related retirement costs. SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and supercedes SFAS No. 121. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The effect of these other new standards was not material to the Company's first quarter fiscal 2003 results of operations or financial position.

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

The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes and with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 2002, included in the Company's Annual Report on Form 10-K.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales
                                                     Three Months Ended
                                                   December 1      December 2
                                                      2002            2001
-------------------------------------------------------------------------------
Net sales                                         $   155,756    $   135,180
Percentage change from prior year                        15.2%         (2.0)%
-------------------------------------------------------------------------------
Components of percentage change from prior year
Volume                                                  13.7%          (6.9)%
Price and product mix                                   (1.2)%          0.6%
Acquisitions and divestitures                            0.0%           3.3%
Foreign currency exchange rates and other                2.7%           1.0%
-------------------------------------------------------------------------------
Total sales growth (decrease)                           15.2%          (2.0)%
-------------------------------------------------------------------------------

In the first quarter of fiscal 2003, consolidated net sales increased $20,576, or 15.2%, compared with the first quarter of fiscal 2002. This increase was due to growth in aluminum components and global wheel sales. Sales volume increased from new product introductions, existing products, and conquest sales. A stronger euro also increased sales at Speedline, the Company's Italian operation. A decline in the volume of Flow Control Products partly offset sales growth in Engineered Components. The Company's pricing partially reduced sales for the quarter as unfavorable pricing continued in the Flow Control Products segment due to competitive market conditions, and lower aluminum costs were passed-through to global wheel and aluminum components customers. There was a positive product mix experienced by the Company's U.S. operations.

Gross Profit
                                                  Three Months Ended
                                          December 1               December 2
                                              2002                     2001
-------------------------------------------------------------------------------
Gross profit                           $     9,750                $   10,552
Percent of sales                               6.3%                     7.8%
-------------------------------------------------------------------------------

For the first quarter of fiscal 2003, the $802 decrease in gross profit compared with the first quarter of fiscal 2002 was caused by a decline in the gross profit of Flow Control Products and Speedline. This decrease more than offset the increased gross profit experienced by U.S. wheel and aluminum components due to higher production volumes and manufacturing improvements. The Amcast Production System (APS), a more efficient manufacturing approach being implemented at the Company's U.S. manufacturing facilities, had a positive impact on gross profit by improving productivity and reducing manufacturing costs. APS should continue to be a positive factor on gross profit as more of the Company's workforce becomes certified. In the

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Flow Control Product segment, reduced volume and lower pricing in a highly competitive market were the primary reasons for the decrease in gross profit. Speedline continues to experience operating difficulties which are negatively affecting gross profit.

Selling, General, and Administrative Expenses
                                                         Three Months Ended
                                                  December 1        December 2
                                                     2002              2001
-------------------------------------------------------------------------------
Selling, general, and administrative expenses     $   13,439      $    13,655
Percent of sales                                         8.6%            10.1%
------------------------------------------------------------------------------

Selling, general and administrative (SG&A) expenses of $13,439, or 8.6% of sales, for the first quarter of fiscal 2003 decreased slightly from $13,655, or 10.1% of sales, with the first quarter of fiscal 2002. As a percentage of sales, SG&A improved more significantly. The Company's cost reduction programs helped to keep SG&A at a dollar level comparable to last year even while sales increased by 15.2%. Versus the prior year, eliminating goodwill amortization reduced SG&A by $338, but a lower pension benefit of $400 had the opposite impact.

Interest expense was $4.3 million for the first quarter of fiscal 2003, compared with $4.8 million for the first quarter of fiscal 2002. The decrease in interest expense is primarily due to lower interest rates and lower debt levels in the first quarter of fiscal 2003 compared with fiscal 2002.

The Company's effective tax rate was impacted by operations in various domestic and foreign tax jurisdictions. The effective tax rate was 9.4% and 25.3% for the first quarters of fiscal 2003 and 2002, respectively. These tax rates represent an income tax benefit. The decrease in the effective tax rate in the first quarter of fiscal 2003 was primarily due to establishing a valuation allowance of $1,515 against deferred tax assets related to tax loss carryforwards of the Company's Italian operation pursuant to SFAS No. 109.

Business Segments

Flow Control Products
Net sales for the Flow Control Products segment decreased by 9.3% to $30,301 for the first quarter of fiscal 2003, compared with $33,405 for the same period of fiscal 2002. Sales volume decreased by 7.8%, and pricing declined by 1.5%. These declines were partially offset by a 1.0% percent increase from product mix. Operating income in the first quarter of fiscal 2003 was $606, compared with $2,146 for the same period of fiscal 2002. The decrease in operating income was primarily due to lower overall demand in the commercial and industrial construction markets, growing market competition, and weak raw material costs that resulted in lower pricing.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Engineered Components
Net sales for the Engineered Components segment were $125,455 for the first quarter of fiscal 2003 compared with $101,775 for the same period of fiscal 2002, a 23.3% increase. Sales increased by 20.7% due to volume and 3.6% due to foreign exchange and other. Price due to lower metal costs passed through to customers decreased sales by 1.0%. Product mix was essentially even with last year. For the first quarter of fiscal 2003, the Engineered Component segment experienced an operating loss of $1,981, compared with an operating loss of $3,016 during the first quarter of fiscal 2002. The decrease in the operating loss was due to the impact in the U.S. of increased sales volume, implementing the Amcast Production System, and product quality improvements.

Potential Divestiture of Businesses

The Company is in the initial stages of marketing a major portion of its U.S. automotive aluminum production. It has engaged Lincoln Partners LLC to market the Company's plants in Wapakoneta, Ohio; Richmond, Indiana; and Cedarburg, Wisconsin. These locations primarily produce aluminum brake and suspension components. In addition, the Company engaged Robert W. Baird to market Speedline, the Company's European wheel business located in Italy.

Liquidity and Capital Resources

The Company's cash balance at December 1, 2002 was $12,566; plus an additional $7,067 of restricted cash existed for payment of principal and interest on the Company's debt that is required under its debt agreements. See "Restricted Cash" in the Notes to the Consolidated Condensed Financial Statements.

Cash provided by operations was $4,728 in the first quarter of fiscal 2003 compared with cash provided by operations of $7,278 in the first quarter of fiscal 2002. Excluding the impact of restricted cash, cash flow from operations was $10,728 for an increase of $3,450 over the first quarter of fiscal 2002. The non-cash benefits of depreciation, amortization, the cumulative effect of the accounting change, and other non-cash charges were offset by the net loss recorded in the first quarter of fiscal 2003. A decrease in working capital demonstrated the Company's continuing focus on working capital management.

Investing activities, primarily capital spending, used net cash of $3,252 in the first quarter of fiscal 2003 compared with $8,148 used in the first quarter of the prior year. This decrease reflects management controls placed on capital spending as the Company focuses on cost reduction and improving production efficiencies. In the first quarter, capital spending as a percent of depreciation was 43.3% in fiscal 2003 versus 83.6% in fiscal 2002. At December 1, 2002, the Company had $3,887 of commitments for additional capital expenditures, primarily for the Engineered Components segment.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financing activities used $6,184 of cash in the first quarter of fiscal 2003, compared with $5,855 of cash used in the first quarter of fiscal 2002. During the quarter, the Company made debt payments of $2,558 for the bank debt and senior notes and $383 in payments related to the Company's insurance premium financing. The bank debt and senior notes payment was three months ahead of the debt covenant requirements. CTC made net debt payments of $950, and Speedline made net debt payments of $2,293. Total debt was 83.6% of total capital at December 1, 2002 and 68.5% at August 31, 2002.

The bank group and senior note holder debt are classified as current debt because the bank credit facilities mature in September 2003, and the senior notes mature in November 2003. The Company cannot borrow additional funds from its bank credit facilities or the senior note holders. These lenders have security interests in the assets of the Company and its U.S. subsidiaries.

The Company's LIFO credit agreement provides for a maximum of $15,000 based on the Company meeting certain conditions. The Company has borrowed the entire $15,000 in compliance with its lending agreement, of which $1,442 is due in February 2003, $3,500 is due in August 2003, and the remaining balance is due in September 2003.

The bank credit  facilities,  the senior  notes,  and the LIFO credit  agreement contain certain financial covenants regarding quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed cost coverage, capital expenditures, and debt repayments that it must maintain as part of its debt agreements. These debt covenants are as follows:

     Consolidated EBITDA - The Company must maintain a consolidated EBITDA of not less than $25,900 for the four fiscal quarter period ending December 1, 2002, $27,000 for the four fiscal quarter period ending March 2, 2003, $29,300 for the four fiscal quarter period ending June 1, 2003, and $36,100 for the four fiscal quarter period ending August 31, 2003.

    Domestic EBITDA - The Company must maintain a domestic EBITDA, defined as EBITDA of all North American units excluding CTC, of not less than $28,200 for the four fiscal quarter period ending December 1, 2002, $29,800 for the four fiscal quarter period ending March 2, 2003, $30,200 for the four fiscal quarter period ending June 1, 2003, and $34,400 for the four fiscal quarter period ending August 31, 2003.

    Fixed Cost Coverage - The Company must maintain a fixed charge coverage ratio, defined as the ratio of Domestic EBITDA for such period to Domestic Fixed Charges for such period, to be not less than 0.48 to 1.00 for the fiscal quarter ended December 1, 2002, 0.55 to 1.00 for the fiscal quarter ended March 2, 2003,
0.76 to 1.00 for the fiscal quarter ended June 1, 2003, and 0.86 to 1.00 for the fiscal quarter ended August 31, 2003.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Capital Expenditures - The Company is not permitted to have capital expenditures greater than $20,591 for the entire year of fiscal 2003.

     Debt Repayments - The Company is required to make a debt payment of $4,000 in February 2003, of which $2,558 was paid three months early in the first quarter of fiscal 2003, and a debt payment of $3,500 in August 2003.

As of December 1, 2002 the Company was in compliance with these debt covenants with consolidated EBITDA of $29,500, Domestic EBITDA of $33,800, and fixed cost coverage of 1.10 to 1.00. In addition, capital spending was at half of the debt covenant run-rate and $2,558 was paid three months early on the $4,000 debt payment due in February 2003. This early payment leaves a balance due of $1,442 in February 2003.

At the end of any subsequent quarter, if the Company is not in compliance with any of the debt covenants, any outstanding debt balances become payable on demand by the Company's lenders. In addition, there is a covenant that requires the Company to work towards refinancing the credit facilities of the bank group and senior note lenders by September 2003.

As of December 1, 2002, CTC had a term loan of $5,106 and a revolving line of credit that provides for up to $5,750, of which $2,850 was available, both of which mature September 2003 and are classified as current debt. As of November 3, 2003, Speedline had lines of credit totaling $7,930 of which $4,210 was available.

Critical Accounting Policies

The Company describes its significant accounting policies in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", issued December 12, 2001, the Company has identified the policies it believes are most critical to an understanding of the Corporation's financial statements. Since application of these accounting policies involves the exercise of judgement and use of estimates, actual results could differ from those estimates.

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

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Pension Benefits and Expenses - The Company has pension benefits and expenses that are developed from actuarial valuations. These valuations are based on assumptions including, among other things, interest rate fluctuations, discount rates, expected returns on plan assets, retirement ages, and years of service. Future changes affecting the assumptions will change the related pension benefit or expense.

Deferred Taxes - Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Significant factors considered by the Company in estimating the probability of the realization of deferred taxes include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which the Company operates.

Debt Covenants - For a substantial portion of its debt, the Company has certain financial covenants regarding quarterly EBITDA, fixed cost coverage, capital expenditures, and debt repayments that it must maintain as part of its debt agreements. If the requirements of the covenants are not achieved, debt becomes immediately callable, which would significantly impact the Company's ability to maintain its current operations. Management must consider compliance with the debt covenants when making current and future operating decisions.

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Inflation

Inflation did not have a material impact on the Company's results of operations or financial condition for the first quarter of fiscal 2003.

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

Impact of Recently Issued Accounting Standards

See  "Impact  of  Recently  Issued   Accounting   Standards"  in  Notes  to  the
Consolidated Condensed Financial Statements.

                          AMCAST INDUSTRIAL CORPORATION


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. There have been no material changes in the Company's exposure to these items since the Company's disclosure in Item 7A, Part II of Form 10-K for the year ended August 31, 2002.

The Company is also exposed to market risk from price changes in commodity metals which are raw materials used in its normal operations. When market conditions warrant, forward fixed-price commodity metal supply contracts may be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At December 1, 2002, the Company had no forward fixed-price metal supply contracts.

The Company is also exposed to market risk from price changes in the euro currency because the Company has bank debt denominated in euros. Because the lending group has capped the Company's debt balance in U.S. dollars, changes in the euro/U.S. dollar exchange rate impact the amount of debt. At December 1, 2002 the Company had 43.5 million of euro-denominated debt, or $43.2 million. To illustrate the potential impact of changes in the euro/U.S. dollar exchange rates, a hypothetical 10% change in currency exchange rates could change the debt level by approximately $4.3 million.

Item 4 - Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    None


Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------------------------
a)       Exhibits

    4.6.1 Amendment No. 1 to the Restructuring Agreement made as of October 31, 2002, among Amcast Industrial Corporation, the Guarantors, Line of Credit Lenders, the Existing Credit Agreement Agent (KeyBank National Association), the Existing Credit Agreement Banks, the Noteholders, and the Collateral Agent (KeyBank National Association in its capacity as Collateral Agent under the Restructuring Lender Collateral Documents).

    4.8.1 Amendment No. 1 to the LIFO Restructuring Agreement made as of October 31, 2002, among Amcast Industrial Corporation, the banking institutions (the "LIFO banks"), and KeyBank National Association as Agent for the LIFO banks.


b)       Reports on Form 8-K
                  A Current Report on Form 8-K with an event date of August 6, 2002 was filed by the Company on September 19, 2002 to report the amendment and extension of its CTC revolving credit facility and term loan with Bank One, NA. The working capital facility allowed for the availability of up to $11,606 ($5,750 under the revolving credit facility and $5,856 under the term loan) until September 14, 2003.

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


                                     AMCAST INDUSTRIAL CORPORATION
                                     -----------------------------
                                     (Registrant Company)




Date:  January 15, 2003              By: /s/ Byron O. Pond
                                         --------------------------------------
                                     Byron O. Pond
                                     Chairman and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date:  January 15, 2003              By: /s/ Francis J. Drew
                                         --------------------------------------
                                     Francis J. Drew
                                     Vice President, Finance and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


Date:  January 15, 2003              By: /s/ Mark D. Mishler
                                         --------------------------------------
                                     Mark D. Mishler
                                     Corporate Controller
                                     (Principal Accounting Officer)

                                 CERTIFICATIONS


Byron O. Pond, Chairman and Chief Executive Officer

I, Byron O. Pond, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Amcast Industrial Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:   /s/ Byron O. Pond
      -------------------------------------
      Byron O. Pond
      Chairman and Chief Executive Officer
      January 15, 2003

Francis J. Drew, Vice President, Finance and Chief Financial Officer

I, Francis J. Drew, Vice President, Finance and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Amcast Industrial Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:   /s/ Francis J. Drew
      ---------------------------------------------------
      Francis J. Drew
      Vice President, Finance and Chief Financial Officer
      January 15, 2003