Form 10-Q
period 2003-03-02
AMCAST INDUSTRIAL CORP
filed 2003-04-14
CIK 27425

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         -----
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 2, 2003              Commission File Number 1-9967
                                                                        ------



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

Number of Common Shares outstanding, no par value, as of March 2, 2003 - 8,919,874 shares.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 2, 2003

                                    I N D E X




PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           -----

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial Condition -    3
                 March 2, 2003 and August 31, 2002

                 Consolidated Condensed Statements of Operations -             4
                 for the Quarter and Six Months Ended March 2, 2003
                 and March 3, 2002

                 Consolidated Condensed Statements of Retained Earnings -      4
                 for the Quarter and Six Months Ended March 2, 2003
                 and March 3, 2002

                 Consolidated Condensed Statements of Cash Flows -             5
                 for the Six Months Ended March 2, 2003 and March 3, 2002

                 Notes to Consolidated Condensed Financial Statements       6-18

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       19-26

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk    27

       Item 4 - Controls and Procedures                                       27

PART II - OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders            28

      Item 6 - Exhibits and Reports on Form 8-K                               28

SIGNATURES                                                                    29

CERTIFICATIONS                                                             30-31

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (Unaudited)
                                                           March 2    August 31
                                                            2003        2002
                                                         ----------  ----------
ASSETS

Current Assets
    Cash and cash equivalents                               $ 4,206    $ 16,810
    Restricted cash                                           7,074       1,067
    Accounts receivable                                      42,476      43,028
    Inventories                                              20,078      27,796
    Other current assets                                      6,336       3,941
                                                         ----------  ----------
Total current assets of continuing operations                80,170      92,642

Assets of discontinued operations                            82,694     185,721

                                                         ----------  ----------
Total Current Assets                                        162,864     278,363

Property, Plant, and Equipment                              353,399     350,418
    Less accumulated depreciation                          (207,305)   (195,655)
                                                         ----------  ----------
Net Property, Plant, and Equipment                          146,094     154,763

Goodwill                                                          -       8,019
Other Assets                                                 14,963       9,066
                                                         ----------  ----------
Total Assets                                               $323,921   $ 450,211
                                                         ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current portion of long-term debt                      $181,337    $ 11,062
    Accounts payable                                         36,382      41,169
    Accrued expenses                                         23,388      22,682
                                                         ----------  ----------
Total current liabilities of continuing operations          241,107      74,913

Liabilities of discontinued operations                       81,694      86,547

                                                         ----------  ----------
Total Current Liabilities                                   322,801     161,460

Long-Term Debt (less current portion)                             -     177,248
Deferred Income Taxes                                             -       1,863
Deferred Liabilities                                         16,518      18,295

Shareholders' Equity
    Preferred shares, without par value
       Authorized - 1,000,000 shares; Issued - None               -           -
    Common shares, at stated value
       Authorized - 15,000,000 shares
       Issued - 9,227,600 shares                              9,317       9,228
    Capital in excess of stated value                        72,830      72,756
    Accumulated other comprehensive losses                   (7,367)     (9,775)
    Retained earnings                                       (85,523)     25,530
    Cost of 635,225 and 650,860 common shares in treasury    (4,655)     (6,394)
                                                         ----------  ----------
Total Shareholders' Equity                                  (15,398)     91,345

                                                         ----------  ----------
Total Liabilities and Shareholders' Equity                 $323,921   $ 450,211
                                                         ==========  ==========
See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (Unaudited)



                                                                    Three Months Ended              Six Months Ended
                                                                -------------------------     --------------------------
                                                                  March 2        March 3         March 2        March 3
                                                                   2003           2002            2003           2002
                                                                ----------      ----------    -----------     ----------
Consolidated Condensed Statements of Income

Net Sales                                                        $ 99,145       $ 97,030       $ 211,367      $ 193,716
Cost of sales                                                      88,143         87,020         189,236        174,716
                                                                ----------      ----------    -----------     ----------
Gross Profit                                                       11,002         10,010          22,131         19,000
Selling, general and administrative expenses                        9,194          9,919          19,363         20,003
                                                                ----------      ----------    -----------     ----------
Operating Income (Loss)                                             1,808             91           2,768         (1,003)
Other (income) expense                                                  9           (365)            (23)          (528)
Interest expense                                                    3,888          3,884           7,859          8,359
                                                                ----------      ----------    -----------     ----------
Loss Before Income Taxes, Discontinued Operations,
    and Cumulative Effect of Accounting Change                     (2,089)        (3,428)         (5,068)        (8,834)
Income tax benefit                                                   (752)        (1,607)         (1,891)        (3,384)
                                                                ----------      ----------    -----------     ----------
Loss from Continuing Operations                                    (1,337)        (1,821)         (3,177)        (5,450)
Discontinued operations, net of tax
    Loss from operations of assets held for sale, net of
      tax expense (benefit) of $396, $96, $793, $(2)               (4,766)        (3,061)        (10,118)        (4,955)
    Loss on anticipated sale of assets held for sale
      net of tax of $7,589                                        (49,822)             -         (49,822)             -
                                                                ----------      ----------    -----------     ----------
Loss Before Cumulative Effect of Accounting Change                (55,925)        (4,882)        (63,117)       (10,405)
Cumulative Effect of Accounting Change, net of tax of $464              -              -         (46,536)             -
                                                                ----------      ----------    -----------     ----------
Net Loss                                                        $ (55,925)      $ (4,882)      $(109,653)     $ (10,405)
                                                                ==========      ==========    ===========     ==========
Consolidated Condensed Statements of Retained Earnings

Beginning Retained Earnings                                     $ (28,855)      $ 41,880        $ 25,530       $ 47,403
    Net loss                                                      (55,925)        (4,882)       (109,653)       (10,405)
    Common and treasury shares issued
      401(k) matching contributions                                  (143)             -            (800)             -
      Officer compensation                                            (96)             -             (96)             -
      Director awards and compensation                               (504)           (95)           (504)           (95)
                                                                ----------      ----------    -----------     ----------
Ending Retained Earnings                                        $ (85,523)      $ 36,903       $ (85,523)      $ 36,903
                                                                ==========      ==========    ===========     ==========

Basic Loss Per Share
    Continuing operations                                         $ (0.15)       $ (0.21)        $ (0.36)       $ (0.64)
    Discontinued operations                                         (6.17)         (0.36)          (6.82)         (0.58)
                                                                ----------      ----------    -----------     ----------
    Before cumulative effect of accounting change                   (6.32)         (0.57)          (7.18)         (1.22)
    Cumulative effect of accounting change                              -              -           (5.30)             -
                                                                ----------      ----------    -----------     ----------
    Net loss                                                      $ (6.32)       $ (0.57)       $ (12.48)       $ (1.22)
                                                                ==========      ==========    ===========     ==========

Diluted Loss Per Share
    Continuing operations                                         $ (0.15)       $ (0.21)        $ (0.36)       $ (0.64)
    Discontinued operations                                         (6.17)         (0.36)          (6.82)         (0.58)
                                                                ----------      ----------    -----------     ----------
    Before cumulative effect of accounting change                   (6.32)         (0.57)          (7.18)         (1.22)
    Cumulative effect of accounting change                              -              -           (5.30)             -
                                                                ----------      ----------    -----------     ----------
    Net loss                                                      $ (6.32)       $ (0.57)       $ (12.48)       $ (1.22)
                                                                ==========      ==========    ===========     ==========

There were no dividends declared or paid during the first six months of fiscal 2003 or 2002



See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                     ---------------------------
                                                        March 2        March 3
                                                          2003           2002
                                                      -----------    -----------
Operating Activities
     Net loss                                         $ (109,653)     $ (10,405)
     Loss from discontinued operations                    10,118          4,751
     Loss from sale of discontinued operations            49,822              -
     Cumulative effect of accounting change               46,536              -
     Depreciation and amortization                        12,296         11,900
     (Gain) loss on sale of assets                            (5)           128
     Issuance of warrants, common, and treasury share        502             88
     Deferred liabilities                                 (4,227)        (1,874)
     Changes in assets and liabilities
        Restricted cash                                   (6,007)             -
        Accounts receivable                               (1,411)        (2,405)
        Inventories                                        7,718          6,993
        Other current assets                                (395)         4,086
        Accounts payable                                  (4,787)        (4,234)
        Accrued liabilities                                 (201)           923
        Other                                                  -         (1,246)

                                                      -----------    -----------
Net Cash Provided (Used) by Operations                       306          8,705

Investing Activities
     Additions of property, plant, and equipment          (4,312)        (7,456)
     Other                                                   714           (926)

                                                      -----------    -----------
Net Cash Provided (Used) by Investing Activities          (3,598)        (8,382)

Financing Activities
     Additions to long-term debt                             650          4,645
     Reductions in long-term debt                        (11,834)        (9,831)

                                                      -----------    -----------
Net Cash Provided (Used) by Financing Activities         (11,184)        (5,186)

Effect of exchange rate changes on cash                    1,872         (2,886)

                                                      -----------    -----------
Net change in cash and cash equivalents                  (12,604)        (7,749)

Cash and cash equivalents at beginning of period          16,810         13,015

                                                      -----------    -----------
Cash and Cash Equivalents at End of Period               $ 4,206        $ 5,266
                                                      ===========    ===========
See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Nature of Operations

Amcast Industrial Corporation is a leading manufacturer of technology-intensive metal products. Its two business segments are Flow Control Products, a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets, and Engineered Components, a leading supplier of aluminum wheels and aluminum components for automotive original equipment manufacturers.

Preparation of Financial Statements

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 2002 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments including normally recurring accruals but excluding matters discussed in the notes captioned "Discontinued Operations," necessary for a fair presentation have been included. However, interim financial reporting requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from those estimates.

Discontinued Operations

On March 17, 2003, the Company completed the sale of all the capital stock of its wholly-owned subsidiary, ASW International II, B.V., which owned all of the stock of Speedline S.r.l. ("Speedline"), to Crown Executive Aviation Limited, a private company organized under the laws of the United Kingdom. Principal products manufactured by Speedline include aluminum wheels for passenger cars and trucks, as well as aluminum and magnesium racing wheels, aftermarket wheels, modular wheels, and hubcaps. Speedline, the Company's European operation, was reported as a discontinued operation beginning with the fiscal 2003 second quarter. After deducting costs related to the transaction, there will be no net cash proceeds from the sale. The sale resulted in an after tax loss of $49,822, which was recorded in the fiscal 2003 second quarter. Included in the net loss amount is a loss of $796 resulting from the recognition of the related cumulative foreign currency translation adjustments that have been recorded since the acquisition of Speedline in 1997.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

The Company recorded a tax benefit of $7,589 related to the sale of Speedline. The Company was limited in the amount of tax benefit it currently could record according to SFAS No. 109, "Accounting for Income Taxes" and recorded a tax valuation allowance of $30.6 million related to this transaction. The Company believes it may be able to recognize, at some point in future fiscal years, a substantial portion of the tax benefit currently limited by SFAS No. 109.

Speedline was previously included in the Engineered Components segment and is currently reported as discontinued operations in the consolidated condensed financial statements. The consolidated condensed financial statements for all prior periods have been adjusted to reflect this presentation. Operating results for Speedline included in discontinued operations are presented in the following table.

                                      Three Months Ended      Six Months Ended
                                      ------------------     ------------------
                                       March 2    March 3     March 2   March 3
                                         2003      2002        2003      2002
                                      --------- ----------  ---------- ---------
Net Sales                             $ 43,960   $ 44,880    $ 93,474  $ 88,425

Operating Loss                          (4,266)    (2,785)     (8,915)   (4,794)
Other income (expense)                     244        127         268       463
Interest expense                          (348)      (307)       (678)     (626)
                                      --------- ----------  ---------- ---------
Loss Before Income Taxes                (4,370)    (2,965)     (9,325)   (4,957)
Income tax (expense) benefit              (396)       (96)       (793)        2
                                      --------- ----------  ---------- ---------
Loss From Discontinued Operations      $(4,766)   $(3,061)   $(10,118)  $(4,955)
                                      ========= ==========  ========== =========

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" requires that assets held for sale (discontinued operations) be measured at the lower of their carrying amount or fair value. Fair value is defined in SFAS No. 144 as the amount at which the asset (liability) could be bought or sold in a current transaction between willing parties. Based on the guidelines of SFAS No. 144, the asset and liabilities of Speedline, as of March 2, 2003, were written down to their estimated net fair value. After deducting sale expenses and intercompany debt, the value is less than zero.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of March 2, 2003 (at estimated fair value) and August 31, 2002 (at book value) are as follows:

                                                       March 2        August 31
                                                        2003             2002
                                                     ----------       ----------
Cash and cash equivalents                             $ 1,727          $ 2,348
Accounts receivable                                    27,250           27,913
Inventories                                            20,350           24,188
Other current assets                                        -              893
Property, plant and equipment (net)                    33,367           83,193
Other noncurrent assets                                     -           47,186

                                                     ----------       ----------
  Total Assets                                         82,694          185,721

Current portion of long-term debt                      10,560            8,996
Accounts payable                                       39,545           33,112
Accrued expenses                                       16,143           19,388
Long-term debt                                          1,220            1,399
Deferred liabilities                                   14,226           23,652

                                                     ----------       ----------
  Total Liabilities                                    81,694           86,547

                                                     ----------       ----------
Net Assets                                            $ 1,000         $ 99,174
                                                     ==========       ==========

Restricted Cash

As of March 2, 2003, the Company had $7,074 of cash that was classified as restricted cash. Of this amount, $6,000 is required under the Company's debt agreements signed October 31, 2002, excluding CTC, with its bank group and senior note holders. This cash reserve is segregated to ensure the payment of principal and interest on the Company's bank credit facilities, senior notes and LIFO credit agreement. An additional $1,074 of cash has been restricted per CTC's loan agreement. This cash reserve is segregated to ensure the payment of principal and interest on the Company's CTC revolver and term loans. As of August 31, 2002, the Company had $1,067 in restricted cash related to its CTC debt.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Inventory

The major components of inventory are as follows:

                                                   March 2           August 31
                                                    2003               2002
                                                  --------           --------
Finished products                                 $ 13,954           $ 19,429
Work in process                                      3,431              4,462
Raw materials and supplies                           7,930              9,142
                                                  --------           --------
                                                    25,315             33,033
Less amount to reduce certain
      inventories to LIFO value                     (5,237)            (5,237)
                                                  --------           --------
Total Inventory                                   $ 20,078           $ 27,796
                                                  ========           ========



Property, Plant, and Equipment

The major components of property, plant, and equipment are as follows:


                                                 March 2              August 31
                                                  2003                  2002
                                              ----------             ----------
Land and buildings                               $56,576              $ 55,837
Machinery and equipment                          289,240               284,544
Construction in progress                           7,583                10,037
                                              ----------             ----------
                                                 353,399               350,418
Accumulated depreciation                        (207,305)             (195,655)
                                              ----------             ----------
Net property, plant, and equipment             $ 146,094             $ 154,763
                                              ==========             ==========


Depreciation expense was $5,995 and $5,748 for the three-month periods ended March 2, 2003 and March 3, 2002, respectively, and $12,272 and $11,754 for the six-month periods ended March 2, 2003 and March 3, 2002, respectively.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)



Long-Term Debt

The following table summarizes the Company's long-term borrowings:


                                                    March 3           August 31
                                                      2003               2002
                                                   ----------         ----------
Bank Group and Senior Note Holder Debt:
  LIFO credit facility                              $ 13,735           $ 15,000
  Senior Notes                                        45,991             46,763
  Revolving credit notes                             101,504            103,880
  Lines of credit                                     12,899             13,149

CTC Debt:
  Term loan                                            4,356              5,856
  Revolving credit note                                2,850              3,100

Other debt                                                 2                562
                                                   ----------         ----------
                                                     181,337            188,310

Less current portion                                 181,337             11,062
                                                   ----------         ----------
Long-Term Debt                                           $ -          $ 177,248
                                                   ==========         ==========

The bank group and CTC debt mature in September, 2003 and the senior note holder debt matures in November, 2003. The bank group, senior note holder, and CTC debt contain a provision requiring the Company to refinance its bank and CTC debt in September, 2003.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Earnings (Loss) Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three-month and six-month periods ended March 2, 2003 and March 3, 2002, respectively:

                                                      Three Months Ended                   Six Months Ended
                                                   --------------------------           --------------------------
                                                    March 2           March 3            March 2           March 3
                                                     2003              2002               2003              2002
                                                   ---------         ---------          ---------         ---------
Loss from continuing operations                    $ (1,337)         $ (1,821)          $ (3,177)         $ (5,450)

Discontinued operations, net of tax
  Loss from discontinued operations                  (4,766)           (3,061)           (10,118)           (4,955)
  Loss from sale of discontinued operations         (49,822)                -            (49,822)                -
                                                   ---------         ---------          ---------         ---------

Loss before cumulative effect of
  accounting change                                 (55,925)           (4,882)           (63,117)          (10,405)

Cumulative effect of acct change, net of tax              -                 -            (46,536)                -
                                                   ---------         ---------          ---------         ---------
Net loss                                           $(55,925)         $ (4,882)         $(109,653)         $(10,405)
                                                   =========         =========          =========         =========
Basic and Diluted Loss per Share:
Basic and diluted shares                              8,852             8,587              8,784             8,582
                                                    ========          ========           ========         =========

Loss from continuing operations                     $ (0.15)          $ (0.21)           $ (0.36)          $ (0.64)
Discontinued operations                               (6.17)            (0.36)             (6.82)            (0.58)
                                                   ---------         ---------          ---------         ---------
Loss before cumulative effect of acct chng            (6.32)            (0.57)             (7.18)            (1.22)
Cumulative effect of accounting change                    -                 -              (5.30)                -
                                                   ---------         ---------          ---------         ---------
Net loss                                            $ (6.32)          $ (0.57)          $ (12.48)          $ (1.22)
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

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) are:


                                                          Three Months Ended                  Six Months Ended
                                                       ---------------------------         ----------------------------
                                                         March 2         March 3            March 2           March 3
                                                          2003             2002               2003             2002
                                                       ----------       ----------         ----------        ----------
Net income (loss)                                      $ (55,925)        $ (4,882)         $(109,653)       $ (10,405)

Foreign currency translation adjustments                   2,537           (2,568)             2,404             (436)
                                                       ----------       ----------         ----------        ----------
Total comprehensive income (loss)                      $ (53,388)        $ (7,450)         $(107,249)        $ (10,841)
                                                       ==========       ==========         ==========        ==========



                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served, and in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has aggregated similar operating segments into two reportable segments, Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. At March 2, 2003, there were no significant changes in identifiable assets of reportable segments from those amounts disclosed at August 31, 2002, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Operating information related to the Company's reportable segments is as follows:


                                                     Net Sales                          Operating Income (Loss)
                                             ---------------------------            ----------------------------
                                             For the Three Months Ended               For the Three Months Ended
                                             ---------------------------            ----------------------------
                                             March 2             March 3               March 2           March 3
                                               2003                2002                  2003              2002
                                            --------            ---------            ---------         ---------
Flow Control Products                       $ 30,445            $ 32,565                $ 737             $ 455
Engineered Components                         68,700              64,465                3,427             1,212
Corporate                                          -                   -               (2,356)           (1,576)
                                            --------            ---------            ---------         ---------
                                              99,145              97,030                1,808                91
Other (income) expense                             -                   -                    9              (365)
Interest expense                                   -                   -                3,888             3,884
                                            --------            ---------            ---------         ---------
Total net sales and loss
  from continuing operations
  before taxes                              $ 99,145            $ 97,030             $ (2,089)         $ (3,428)
                                            ========            =========            =========         =========

                                                   Net Sales                           Operating Income (Loss)
                                             ---------------------------            ----------------------------
                                             For the Six Months Ended                 For the Six Months Ended
                                             ---------------------------            ----------------------------
                                            March 2             March 3                March 2           March 3
                                              2003                2002                  2003              2002
                                            --------            ---------            ---------         ---------
Flow Control Products                       $ 60,746            $ 65,970              $ 1,343           $ 2,601
Engineered Components                        150,621             127,746                6,004              (164)
Corporate                                          -                   -               (4,579)           (3,440)
                                            --------            ---------            ---------         ---------
                                             211,367             193,716                2,768            (1,003)
Other (income) expense                             -                   -                  (23)             (528)
Interest expense                                   -                   -                7,859             8,359
                                            --------            ---------            ---------         ---------
Total net sales and loss
  from continuing operations
  before taxes                             $ 211,367           $ 193,716             $ (5,068)         $ (8,834)
                                           =========           =========             =========         =========


                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Commitments and Contingencies

At March 2, 2003, the Company has committed to capital expenditures of $2,294, primarily for the Engineered Components segment.

The Company, as is normal for the industries in which it operates, is involved in certain legal proceedings and is subject to certain claims and site investigations which arise under environmental laws and which have not been finally adjudicated.

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

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At March 2, 2003, the Company's accrued undiscounted reserve for such contingencies was $2,044.

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


Adoption of Statements of Financial Accounting Standards (SFAS) No. 142

In the first quarter of fiscal 2003, the Company was required to adopt SFAS No. 142, "Goodwill and Other Intangible Assets". Under the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but will be reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value will be adjusted through a charge to earnings. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Upon adoption of SFAS No. 142 in the first quarter of fiscal 2003, the Company completed its impairment review and determined that all of its goodwill, relating primarily to Speedline, was impaired. This impairment is reflective of the Company's declining stock price and the weak financial performance of the reporting units related to the recorded goodwill. As such, the Company recorded a non-cash charge of $46,536, net of tax of $464, to reduce the carrying value of its goodwill to zero. This charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

If the Company records any goodwill related to future transactions, it will follow the accounting rules of SFAS No. 141, "Business Combinations", and will perform an impairment review annually at the beginning of the fourth fiscal quarter.

In prior periods, goodwill and other long-lived assets were reviewed for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which required a review for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. SFAS No. 121 required an estimation of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. SFAS No. 121 has since been superceded by SFAS No. 144.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

The impact of the non-amortization provisions of Statement No. 142 is as follows:

                                                               Three Months Ended              Six Months Ended
                                                            ------------------------       -------------------------
                                                             March 2        March 3         March 2         March 3
                                                              2003           2002             2003           2002
                                                            ---------      ---------       ---------       ---------
Results of operations
Reported loss from continuing operations                     $(1,337)       $(1,821)        $ (3,177)       $(5,450)
Goodwill amortization                                              -             55                -            110
                                                            ---------      ---------       ---------       ---------
Adjusted loss from continuing operations                     $(1,337)       $(1,766)        $ (3,177)       $(5,340)
                                                            =========      =========       =========       =========

Reported loss from discontinued operations                  $(54,588)       $(3,061)        $(59,940)       $(4,955)
Goodwill amortization                                              -            277                -            555
                                                            ---------      ---------       ---------       ---------
Adjusted loss from discontinued operations                  $(54,588)       $(2,784)        $(59,940)       $(4,400)
                                                            =========      =========       =========       =========

Cumulative effect of accounting change                      $      -        $     -         $(46,536)       $     -
                                                            =========      =========       =========       =========

Reported net loss                                           $(55,925)       $(4,882)       $(109,653)      $(10,405)
Goodwill amortization                                              -            332                -            665
                                                            ---------      ---------       ---------       ---------
Adjusted net loss                                           $(55,925)       $(4,550)       $(109,653)       $(9,740)
                                                            =========      =========       =========       =========

Basic and diluted loss per share:
Reported loss from continuing operations                     $ (0.15)       $ (0.21)         $ (0.36)       $ (0.64)
Goodwill amortization                                              -           0.01                -           0.02
                                                            ---------      ---------       ---------       ---------
Adjusted loss from continuing operations                     $ (0.15)       $ (0.20)         $ (0.36)       $ (0.62)
                                                            =========      =========       =========       =========

Reported loss from discontinued operations                   $ (6.17)       $ (0.36)         $ (6.82)       $ (0.58)
Goodwill amortization                                              -           0.03                -           0.06
                                                            ---------      ---------       ---------       ---------
Adjusted loss from discontinued operations                   $ (6.17)       $ (0.33)         $ (6.82)       $ (0.52)
                                                            =========      =========       =========       =========

Cumulative effect of accounting change                      $      -        $     -         $  (5.30)       $     -
                                                            =========      =========       =========       =========

Reported net loss                                            $ (6.32)       $ (0.57)        $ (12.48)       $ (1.22)
Goodwill amortization                                              -           0.04                -           0.08
                                                            ---------      ---------       ---------       ---------
Adjusted net loss                                            $ (6.32)       $ (0.53)        $ (12.48)       $ (1.14)
                                                            =========      =========       =========       =========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Impact of Other Recently Issued Accounting Standards

Standards other than SFAS No. 142 which became effective for the Company in fiscal 2003 include SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", and FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

SFAS No. 143 addresses the financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the related retirement costs. SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and supercedes SFAS No. 121. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The effect of these new standards was not material to the Company's second quarter and first six months of fiscal 2003 results of operations or financial position.

SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value based method of accounting (i.e., expensing) for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation in interim financial information. The amendments to SFAS No. 123 become effective for the Company this fiscal year. The amendment to APB No. 28 becomes effective for the Company for the third quarter of fiscal 2003.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

If the Company were required to disclose the effects on reported net income with respect to stock-based compensation in the second quarter of fiscal 2003, the financial information would be as follows:


                                                    Three Months Ended               Six Months Ended
                                                --------------------------      --------------------------
                                                  March 2        March 3          March 2         March 3
                                                   2003            2002             2003           2002
                                                ----------      ----------      ----------      ----------

Net income (loss), as reported                  $ (55,925)       $ (4,882)      $ (109,653)     $ (10,405)

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects                (47)           (180)             (93)          (354)
                                                ----------      ----------      ----------      ----------

Pro forma net income                            $ (55,972)       $ (5,062)      $ (109,746)     $ (10,759)
                                                ==========      ==========      ==========      ==========
Earnings (loss) per share

  Basic - as reported                             $ (6.32)        $ (0.57)        $ (12.48)       $ (1.22)
                                                ==========      ==========      ==========      ==========

  Basic - pro forma                               $ (6.52)        $ (0.59)        $ (12.49)       $ (1.25)
                                                ==========      ==========      ==========      ==========

  Diluted - as reported                           $ (6.32)        $ (0.57)        $ (12.48)       $ (1.22)
                                                ==========      ==========      ==========      ==========

  Diluted - pro forma                             $ (6.52)        $ (0.59)        $ (12.49)       $ (1.25)
                                                ==========      ==========      ==========      ==========



FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The impact of implementing this Interpretation is indeterminable at this time.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements may, for example, express projections, forecasts, or estimates about Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Due to circumstances beyond the Company's control, actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive and construction industries, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive pressures in the Company's Engineered Components and Flow Control Products segments, effectiveness of production improvement plans, cost of raw materials, disposal of certain non-strategic assets, inherent uncertainties in connection with international operations and foreign currency fluctuations, labor relations at the Company and its customers, and the impact of war with Iraq and homeland security measures. This list of factors is not meant to be a complete list of items that may affect the accuracy of forward-looking statements, and as such all forward-looking statements should be analyzed with the understanding of their inherent uncertainty.

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

Results of Operations

Discontinued Operations

As discussed more fully in the notes to the consolidated condensed financial statements, the Company completed the sale of Speedline on March 17, 2003. Speedline was previously included in the Engineered Components segment and is currently reported as discontinued operations in the consolidated condensed financial statements. All comparisons of results of operations in this Management's Discussion and Analysis exclude the results of Speedline and relate solely to the company's continuing operations unless otherwise indicated.

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

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Transition From The New York Stock Exchange (NYSE) To The OTC Bulletin Board

The NYSE suspended trading of the Company's stock at the opening of trading on April 1, 2003 because the Company no longer met the equity and market capitalization standard that requires a listed company to have an average market capitalization and net worth of not less than $50 million. The Company determined that it would not be able to achieve the NYSE listing requirements within the NYSE's prescribed timeframe, and, on April 1, 2003, the Company transferred from the NYSE to the OTC Bulletin Board. The Company's new stock symbol is AICO.OB.

Net Sales

                                                   Three Months Ended                     Six Months Ended
                                                  -------------------------       ------------------------------
                                                   March 2         March 3           March 2           March 3
                                                    2003            2002               2003              2002
                                                  ----------      ---------        ----------         ----------

Net Sales                                          $99,145         $97,030          $ 211,367          $ 193,716
                                                  ==========      ==========       ==========         ===========
Percentage increase from prior year
  Volume                                            (0.2)%                              7.6 %
  Price and Product Mix                              2.4 %                              1.5 %
                                                  ----------                       ----------
  Total sales growth                                 2.2 %                              9.1 %
                                                  ==========                       ==========

In the fiscal 2003 second quarter, consolidated net sales increased by $2,115, or 2.2%, compared with the fiscal 2002 second quarter. This increase in sales was driven by the Engineered Components segment where aluminum components and wheel sales experienced higher sales volume as well as an increase in pricing and a positive product mix. Flow Control Products segment sales volume decreased; however, net increases in pricing and a positive product mix helped to increase total Company sales.

For the first six months of fiscal 2003, consolidated net sales increased by $17,651, or 9.1%, compared with the first six months of fiscal 2002. This increase in sales was due to growth in aluminum components and wheel sales. Sales volume increased from new product introductions, existing products, and conquest sales. Wheel sales continued to show sizable growth in volume with much of the increase coming from new customers and new launches. A decline in the volume of Flow Control Products partly offset the sales growth in Engineered Components. Overall, there was a positive product mix experienced by the Company's operations, slightly offset by pricing. The Company's pricing partially reduced sales for the first six months of fiscal 2003 as unfavorable pricing continued in the Flow Control Products segment due to competitive market conditions, and lower aluminum costs were passed-through to wheel and aluminum components customers.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Gross Profit

                        Three Months Ended            Six Months Ended
                       ---------------------       -----------------------
                       March 2       March 3        March 2        March 3
                         2003         2002           2003           2002
                      --------     --------        --------       ---------
Gross Profit          $ 11,002     $ 10,010        $ 22,131       $ 19,000
                      ========     ========        ========       =========
Percent of Sales         11.1%        10.3%           10.5%           9.8%

For the fiscal 2003 second quarter, gross profit increased by $992, or 9.9%, compared with the fiscal 2002 second quarter. For the first six months of fiscal 2003, gross profit increased by $3,131, or 16.5%, compared with the first six months of fiscal 2002. The increase in gross profit was due to the Engineered Components segment, which capitalized on higher production volumes and manufacturing improvements. The Engineered Components segment increases more than offset the declines in the Flow Control Product segment which experienced reduced volume and lower pricing in a highly competitive market. The Amcast Production System (APS), a more efficient manufacturing approach being implemented at the Company's manufacturing facilities, had a positive impact on gross profit by improving productivity and reducing manufacturing costs. APS should continue to be a positive factor on gross profit as more of the Company's workforce becomes certified.

Selling, General, and Administrative Expenses (SG&A)

                            Three Months Ended           Six Months Ended
                        ------------------------     -------------------------
                          March 2        March 3       March 2        March 3
                           2003            2002         2003           2002
                         ---------      ---------   ----------      ----------
SG&A                     $ 9,194        $ 9,919      $ 19,363       $ 20,003
                         =========      =========   ==========      ==========
Percent of Sales            9.3%          10.2%          9.2%          10.3%


Selling, general and administrative (SG&A) expenses were $9,194, or 9.3% of sales, in the fiscal 2003 second quarter compared with $9,919, or 10.2% of sales, in the fiscal 2002 second quarter. For the first six months of fiscal 2003, SG&A expenses were $19,363, or 9.2% of sales, compared with $20,003, or 10.3% of sales, for the same period of 2002. Cost reduction programs have helped to lower SG&A expenses even while sales increased by 9.1% over the prior year for the first six months of fiscal 2003. A primary factor in the reduction of SG&A expenses was that in fiscal 2002, Flow Control Products incurred high information technology costs related to installing a new ERP system. Similar expenses were not incurred in fiscal 2003. Also reducing SG&A expenses was the elimination of goodwill amortization which reduced SG&A by $675.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

An increase in sales and in gross profit, as well as a reduction in SG&A expenses enabled the Company to report operating income of $1,808 for the fiscal 2003 second quarter and $2,768 for the first six months of fiscal 2003. This compares to operating income of $91 for the fiscal 2002 second quarter and an operating loss of $1,003 for the first six months of fiscal 2002.

Interest expense was $3,888 for the fiscal 2003 second quarter, compared with $3,884 for the fiscal 2002 second quarter. For the first six months of fiscal 2003, interest expense was $7,859, compared with $8,359 for the first six months of fiscal 2002. A decrease in interest rates accounted for the lower interest expense when comparing the first six months of fiscal 2003 with the first six months of fiscal 2002.

The Company's effective tax rate was 36.0% and 37.3% for the second quarter and first six months of fiscal 2003, compared with 46.9% and 38.3%, respectively, for the same periods of fiscal 2002. These tax rates represent an income tax benefit. The higher effective tax rate in the fiscal 2002 second quarter is due to state tax benefits the Company was able to recognize during that quarter.

Business Segments

Flow Control Products
Net sales for the Flow Control Products segment decreased by 6.5% to $30,445 for the fiscal 2003 second quarter, compared with $32,565 for the same period of fiscal 2002. For the first six months of fiscal 2003, sales decreased by 7.9% to $60,746, compared with $65,970 for the first six months of fiscal 2002. Sales volume decreased by 9.0% for the fiscal 2003 second quarter, and by 8.5% for the first six months of fiscal 2003. Price and mix together increased sales by 2.5% for the fiscal 2003 second quarter, and by 0.6% for the first six months of fiscal 2003. Residential construction has faired slightly better than anticipated, however the more profitable commercial and industrial markets remain weak.

Operating income in the fiscal 2003 second quarter was $737, compared with $455 for the same period of fiscal 2002. For the first six months of fiscal 2003, operating income was $1,343, compared with $2,601 for the same period of fiscal 2002. The increase in operating income for the second quarter of fiscal 2003 is attributable to a favorable product mix, cost reduction programs, and greater operating efficiencies. The decrease in operating income for the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily due to lower sales volume and competitive market pricing that occurred in the first quarter of fiscal 2003, which more than offset the positive factors experienced in the second quarter of fiscal 2003.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Engineered Components
Net sales for the Engineered Components segment increased by 6.6% to $68,700 for the fiscal 2003 second quarter, compared with $64,465 for the same period of fiscal 2002. For the first six months of fiscal 2003 sales increased by 17.9% to $150,621, compared with $127,747 for the first six months of fiscal 2002. Sales volume was up by 4.4% for the fiscal 2003 second quarter, and 15.8% for the first six months of fiscal 2003. Price and an improved product mix increased sales by 2.2% for the fiscal 2003 second quarter and by 2.1% for the first six months of fiscal 2003. Wheel sales continue to show strong signs of growth on new customers and new launches as well additional volume on existing products.

Operating income in the fiscal 2003 second quarter was $3,427 compared with $1,212 for the same period of fiscal 2002. For the first six months of fiscal 2003, operating income was $6,004 compared with a loss of $164 for the same period of fiscal 2002. The operating income increase in fiscal 2003 compared with fiscal 2002 is primarily the result of greater volume on sales and a favorable product mix. Cost reduction programs also played a key role in the increase in operating income. These positive factors more than offset operating issues encountered primarily at the Company's Richmond plant.

Liquidity and Capital Resources

The Company's cash balance at March 2, 2003 was $4,206. An additional $7,074 of restricted cash existed for payment of principal and interest on the Company's debt that is required under its debt agreements. See "Restricted Cash" in the Notes to the Consolidated Condensed Financial Statements.

Cash provided by operations was $306 for the first six months of fiscal 2003 compared with cash provided by operations of $8,705 in the first six months of fiscal 2002. Excluding the impact of restricted cash, cash flow from operations was $6,313 for the first six months of fiscal 2003. The non-cash transactions of depreciation, amortization, the cumulative effect of the accounting change, the loss on discontinued operations, and other non-cash charges were offset by the net loss recorded in the first quarter of fiscal 2003. A decrease in working capital demonstrated the Company's continuing focus on working capital management.

Investing activities, primarily capital spending, used net cash of $3,598 in the first six months of fiscal 2003 compared with $8,382 used in the first six months of the prior year. This decrease reflects management controls placed on capital spending as the Company focuses on cost reduction and improving production efficiencies. For the first six months, capital spending as a percent of depreciation was 35.1% in fiscal 2003 versus 63.4% in fiscal 2002. At March 2, 2003, the Company had $2,294 of commitments for additional capital expenditures, primarily for the Engineered Components segment.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financing activities used $11,184 of cash in the first six months of fiscal 2003, compared with $5,186 of cash used in the first six months of fiscal 2002. During the first six months of 2003, the Company made principal cash debt payments of $2,287 for the bank debt and senior notes, made foreign-exchange related debt payments of $6,587, and had $1,713 in debt principal reduction transactions related to euro borrowings of bank debt. The Company also made $560 in payments related to the Company's insurance premium financing. CTC made debt principal payments of $2,400 and borrowed $650. During the first six months of fiscal 2003, the Company reduced its overall outstanding debt balance by $6,973, as the debt went from $188,310 at August 31, 2002, to $181,337 as of March 2, 2003.

The bank group and senior note holder debt are classified as current debt because the bank credit facilities mature in September 2003, and the senior notes mature in November 2003. The Company cannot borrow additional funds from its bank credit facilities or the senior note holders. These lenders have security interests in the assets of the Company and its U.S. subsidiaries.

The Company has borrowed the maximum amount permissible under its LIFO credit agreement. Of this outstanding amount, a $3,500 payment is due in August, 2003 with the remaining balance due in September, 2003.

The bank credit  facilities,  the senior  notes,  and the LIFO credit  agreement contain certain financial covenants regarding quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed cost coverage, capital expenditures, and debt repayments that it must maintain as part of its debt agreements. As of March 2, 2003, the Company was in compliance with these debt covenants.

At the end of any subsequent quarter, if the Company is not in compliance with any of its debt covenants, any outstanding debt balances become payable on demand by the Company's lenders. In addition, there is a covenant that requires the Company to work towards refinancing the credit facilities of the bank group and senior note lenders by September, 2003.

As a result of the sale of Speedline, the Company's debt covenants in relation to its bank credit facilities, senior notes, and LIFO credit agreement are to be renegotiated.

As of December 1, 2002, CTC had a term loan of $4,356 and a revolving line of credit that provides for up to $5,750, of which $2,900 was available, both of which mature September 2003 and are classified as current debt.

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


Inflation

Inflation did not have a material impact on the Company's results of operations or financial condition for the second quarter or first six months of fiscal 2003.

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

Impact of Recently Issued Accounting Standards

See  "Impact  of  Recently  Issued   Accounting   Standards"  in  Notes  to  the
Consolidated Condensed Financial Statements.

                          AMCAST INDUSTRIAL CORPORATION


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company has been exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. For the first six months of fiscal 2003, there were no material changes in the Company's exposure to these items since the Company's disclosure in Item 7A, Part II of Form 10-K for the year ended August 31, 2002.

On March 17, 2003, the Company sold its European subsidiary Speedline. Speedline represented all of the Company's foreign manufacturing. The only foreign subsidiary remaining after the sale of Speedline is a sales office/warehouse located in Canada. The Company had borrowed bank debt denominated in euros to act as an economic hedge on the net investment in Speedline. After the Speedline sale, the Company converted all of its euro-denominated debt to U.S. Dollars which will greatly reduce the amount of foreign currency translation adjustments the Company will record in its future operations.

The Company is also exposed to market risk from price changes in commodity metals which are raw materials used in its normal operations. When market conditions warrant, forward fixed-price commodity metal supply contracts may be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At March 2, 2003, the Company had no forward fixed-price metal supply contracts.

Item 4 - Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    None

Item 6 - Exhibits and Reports on Form 8-K
------------------------------------------------------------

a)       Exhibits
                  None.


b)  Reports on Form 8-K
                  The Company filed no reports on Form 8-K during the quarter ended March 2, 2003.

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


                                   AMCAST INDUSTRIAL CORPORATION
                                   -----------------------------
                                   (Registrant Company)




Date:  April 14, 2003              By: /s/ Byron O. Pond
                                       -----------------------------------
                                   Byron O. Pond
                                   Chairman and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date:  April 14, 2003              By: /s/ Francis J. Drew
                                       -----------------------------------
                                   Francis J. Drew
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Date:  April 14, 2003              By: /s/ Mark D. Mishler
                                       ------------------------------------
                                   Mark D. Mishler
                                   Corporate Controller
                                   (Principal Accounting Officer)

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


By:   /s/ Byron O. Pond
      ------------------------------------
      Byron O. Pond
      Chairman and Chief Executive Officer
      April 14, 2003

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


By:   /s/ Francis J. Drew
      -------------------------------------------
      Francis J. Drew
      Vice President, Finance and Chief Financial Officer
      April 14, 2003