Form 10-Q
period 2003-06-01
AMCAST INDUSTRIAL CORP
filed 2003-07-14
CIK 27425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 1, 2003

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                         Commission File Number: 1-9967

-------------------------------------------------------------------------------

                          AMCAST INDUSTRIAL CORPORATION

             (Exact name of registrant as specified in its charter)

             Ohio                                       31-0258080
-------------------------------            ------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

7887 Washington Village Drive, Dayton, Ohio                      45459
-------------------------------------------                    ----------
 (Address of principal executive offices)                      (Zip Code)

                                 (937) 291-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X         No

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes            No  X

As of June 1, 2003, the number of Common Shares, no par value, outstanding was 9,107,727 shares.

-------------------------------------------------------------------------------

                            Website Access to Reports

Amcast Industrial Corporation's internet website is www.amcast.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website (under "News/Stock Information") as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 1, 2003

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                             PAGE

      Item 1  -  Financial Statements:

                 Consolidated Condensed Statements of Financial Condition -   3
                 June 1, 2003 and August 31, 2002

                 Consolidated Condensed Statements of Operations -            4
                 for the Quarter and Nine Months Ended June 1, 2003
                 and June 2, 2002

                 Consolidated Condensed Statements of Retained Earnings -     4
                 for the Quarter and Nine Months Ended June 1, 2003
                 and June 2, 2002

                 Consolidated Condensed Statements of Cash Flows -            5
                 for the Nine Months Ended June 1, 2003 and June 2, 2002

                 Notes to Consolidated Condensed Financial Statements      6-19

      Item 2  -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      20-29

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk    30

      Item 4 - Controls and Procedures                                       30

PART II - OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders           31

      Item 6 - Exhibits and Reports on Form 8-K                              31

SIGNATURES                                                                   32

CERTIFICATIONS                                                            32-33

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (Unaudited)
                                                            June 1    August 31
                                                             2003       2002
                                                          ---------   ---------
ASSETS

Current Assets
    Cash and cash equivalents                               $ 4,897    $ 16,810
    Restricted cash                                           7,076       1,067
    Accounts receivable                                      39,825      43,028
    Inventories                                              18,369      27,796
    Other current assets                                      5,684       3,941
                                                          ---------   ---------
Total current assets of continuing operations                75,851      92,642

Assets of discontinued operations                                 -     185,721

                                                          ---------   ---------
Total Current Assets                                         75,851     278,363

Property, Plant, and Equipment                              354,872     350,418
    Less accumulated depreciation                          (212,623)   (195,655)
                                                          ---------   ---------
Net Property, Plant, and Equipment                          142,249     154,763

Goodwill                                                          -       8,019
Deferred Taxes                                                5,694           -
Other Assets                                                  9,226       9,066
                                                          ---------   ---------
Total Assets                                              $ 233,020   $ 450,211
                                                          =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current portion of long-term debt                     $ 179,849    $ 11,062
    Accounts payable                                         30,722      41,169
    Accrued expenses                                         23,769      22,682
                                                          ---------   ---------
Total current liabilities of continuing operations          234,340      74,913

Liabilities of discontinued operations                            -      86,547

                                                          ---------   ---------
Total Current Liabilities                                   234,340     161,460

Long-Term Debt (less current portion)                             -     177,248
Deferred Income Taxes                                             -       1,863
Deferred Liabilities                                         15,602      18,295

Shareholders' Equity
    Preferred shares, without par value
       Authorized - 1,000,000 shares; Issued - None               -           -
    Common shares, at stated value
       Authorized - 15,000,000 shares
       Issued - 9,490,218 and 9,227,600 shares                9,490       9,228
    Capital in excess of stated value                        72,823      72,756
    Accumulated other comprehensive losses                   (7,256)     (9,775)
    Retained earnings                                       (87,492)     25,530
    Cost of 382,491 and 545,089 common shares in treasury    (4,487)     (6,394)
                                                          ---------   ---------
Total Shareholders' Equity                                  (16,922)     91,345

                                                          ---------   ---------
Total Liabilities and Shareholders' Equity                $ 233,020   $ 450,211
                                                          =========   =========
See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                      ---------------------------     ----------------------------
                                                                        June 1          June 2          June 1           June 2
                                                                         2003            2002            2003             2002
                                                                      ----------       ----------     -----------       ----------
Consolidated Condensed Statements of Income

Net Sales                                                             $ 111,829       $ 115,637        $ 323,196       $ 309,353
Cost of sales                                                            98,227          99,973          287,463         274,689
                                                                      ----------       ----------     -----------       ----------
Gross Profit                                                             13,602          15,664           35,733          34,664
Selling, general and administrative expenses                              9,123           9,187           28,486          29,190
                                                                      ----------       ----------     -----------       ----------
Operating Income (Loss)                                                   4,479           6,477            7,247           5,474
Other (income) expense                                                     (665)            (44)            (688)           (572)
Interest expense                                                          4,061           3,925           11,920          12,284
                                                                      ----------       ----------     -----------       ----------
Income (Loss) Before Income Taxes, Discontinued Operations,
     and Cumulative Effect of Accounting Change                           1,083           2,596           (3,985)         (6,238)
Income tax expense / (benefit)                                              391             742           (1,500)         (2,642)
                                                                      ----------       ----------     -----------       ----------
Income (Loss) from Continuing Operations                                    692           1,854           (2,485)         (3,596)
Discontinued operations, net of tax
     Loss from operations of assets held for sale, net of tax            (1,906)         (3,424)         (12,024)         (8,379)
     Loss on sale of assets held for sale, net of tax                      (601)              -          (50,423)              -
                                                                      ----------       ----------     -----------       ----------
Loss Before Cumulative Effect of Accounting Change                       (1,815)         (1,570)         (64,932)        (11,975)
Cumulative Effect of Accounting Change, net of tax of $464                    -               -          (46,536)              -
                                                                      ----------       ----------     -----------       ----------
Net Loss                                                               $ (1,815)       $ (1,570)      $ (111,468)       $ (11,975)
                                                                      ==========       ==========     ===========       ==========
Consolidated Condensed Statements of Retained Earnings

Beginning Retained Earnings                                           $ (85,523)       $ 36,903         $ 25,530        $ 47,403
     Net loss                                                            (1,815)         (1,570)        (111,468)        (11,975)
     Common and treasury shares issued
       401(k) matching contributions                                         (6)              -             (806)              -
       Officer compensation                                                (148)              -             (244)              -
       Director awards and compensation                                       -            (180)            (504)           (275)
                                                                      ----------       ----------     -----------       ----------
Ending Retained Earnings                                              $ (87,492)       $ 35,153        $ (87,492)       $ 35,153
                                                                      ==========       ==========     ===========       ==========

Basic Loss Per Share
     Continuing operations                                               $ 0.08          $ 0.22          $ (0.28)        $ (0.42)
     Discontinued operations                                              (0.28)          (0.40)           (7.05)          (0.98)
                                                                      ----------       ----------     -----------       ----------
     Before cumulative effect of accounting change                        (0.20)          (0.18)           (7.33)          (1.40)
     Cumulative effect of accounting change                                   -               -            (5.25)              -
                                                                      ----------       ----------     -----------       ----------
     Net loss                                                           $ (0.20)        $ (0.18)        $ (12.58)        $ (1.40)
                                                                      ==========       ==========     ===========       ==========

Diluted Loss Per Share
     Continuing operations                                               $ 0.08          $ 0.22          $ (0.28)        $ (0.42)
     Discontinued operations                                              (0.28)          (0.40)           (7.05)          (0.98)
                                                                      ----------       ----------     -----------       ----------
     Before cumulative effect of accounting change                        (0.20)          (0.18)           (7.33)          (1.40)
     Cumulative effect of accounting change                                   -               -            (5.25)              -
                                                                      ----------       ----------     -----------       ----------
     Net loss                                                           $ (0.20)        $ (0.18)        $ (12.58)        $ (1.40)
                                                                      ==========       ==========     ===========       ==========

There were no dividends declared or paid during the first nine months of fiscal 2003 or 2002

See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                        Nine Months Ended
                                                        June 1        June 2
                                                         2003          2002
                                                     -----------    ----------
Operating Activities
     Net loss                                        $ (111,468)    $ (11,975)
     Loss from discontinued operations                   12,024         8,379
     Loss from sale of discontinued operations           50,423             -
     Cumulative effect of accounting change              46,536             -
     Depreciation and amortization                       18,463        17,795
     (Gain) loss on sale of assets                           16           (22)
     Issuance of warrants, common, and treasury sh          688           227
     Deferred liabilities                                (4,917)       (4,661)
     Changes in assets and liabilities
        Restricted cash                                  (6,009)       (1,061)
        Accounts receivable                               1,240       (12,771)
        Inventories                                       9,427         7,529
        Other current assets                             (1,989)        7,221
        Accounts payable                                (10,447)        3,996
        Accrued liabilities                                 180         2,425
        Other                                               739        (1,897)
                                                     -----------    ----------
Net Cash Provided (Used) by Operations                    4,906        15,185

Investing Activities
     Additions of property, plant, and equipment         (6,912)      (10,789)
     Other                                                  788           391

                                                     -----------    ----------
Net Cash Provided (Used) by Investing Activities         (6,124)      (10,398)

Financing Activities
     Additions to long-term debt                          1,754         3,254
     Reductions in long-term debt                        (9,601)      (17,229)

                                                     -----------    ----------
Net Cash Provided (Used) by Financing Activities         (7,847)      (13,975)

Effect of exchange rate changes on cash                  (2,848)       (1,561)
                                                     -----------    ----------

Net change in cash and cash equivalents                 (11,913)      (10,749)

Cash and cash equivalents at beginning of period         16,810        13,015

                                                     -----------    ----------
Cash and Cash Equivalents at End of Period              $ 4,897       $ 2,266
                                                     ===========    ==========
See notes to consolidated financial statements

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Nature of Operations

Amcast Industrial Corporation is a leading manufacturer of technology-intensive metal products. Its two business segments are Flow Control Products, a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets; and Engineered Components, a leading supplier of aluminum wheels and aluminum components for automotive original equipment manufacturers.

Preparation of Financial Statements

The accompanying consolidated condensed financial statements include the accounts of Amcast Industrial Corporation and its subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended August 31, 2002 included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments including normally recurring accruals but excluding matters discussed in the notes captioned "Discontinued Operations", necessary for a fair presentation have been included. However, interim financial reporting requires management to make estimates and assumptions that affect amounts reported. Actual results could differ from those estimates.

Discontinued Operations

On March 17, 2003, the Company completed the sale of all the capital stock of its wholly-owned subsidiary, ASW International II, B.V., which owned all of the stock of Speedline S.r.l. ("Speedline"), to Crown Executive Aviation Limited, a private company organized under the laws of the United Kingdom. Principal products manufactured by Speedline include aluminum wheels for passenger cars and trucks, as well as aluminum and magnesium racing wheels, aftermarket wheels, modular wheels, and hubcaps. Speedline, the Company's European operation, was reported as a discontinued operation beginning with the fiscal 2003 second quarter. After deducting costs related to the transaction, there were no net cash proceeds from the sale. The sale resulted in an after tax loss of $50,423, of which $49,822 was recorded in the fiscal 2003 second quarter and $601 was recorded in the fiscal 2003 third quarter. Cumulative foreign currency translation losses of $1,303 were included in the $50,423 after tax loss.

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

                                     Three Months Ended      Nine Months Ended
                                   ---------------------   --------------------
                                     June 1      June 2      June 1     June 2
                                     2003 *       2002        2003 *     2002
                                   ---------   ---------   ---------  ---------
Net Sales                          $ 16,792    $ 35,786     $80,786   $114,239

Operating Loss                       (1,320)     (3,617)    (10,821)    (8,411)
Other income (expense)                 (526)       (210)        268        253
Interest expense                        (60)       (302)       (678)      (928)
                                   ---------   ---------   ---------  ---------
Loss Before Income Taxes             (1,906)     (4,129)    (11,231)    (9,086)
Income tax (expense) benefit              -         705        (793)       707
                                   ---------   ---------   ---------  ---------
Loss From Discontinued Operations  $ (1,906)   $ (3,424)   $(12,024)  $ (8,379)
                                   =========   =========   =========  =========

* Activity is through March 17, 2003, the date of the sale of Speedline


SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" requires that assets held for sale (discontinued operations) be measured at the lower of their carrying amount or fair value. Fair value is defined in SFAS No. 144 as the amount at which the asset (liability) could be bought or sold in a current transaction between willing parties less applicable sales expenses. Based on the guidelines of SFAS No. 144, the asset and liabilities of Speedline, as of March 2, 2003, were written down to their estimated net fair value of $1,000. After deducting sale expenses and intercompany debt, the recovery value was less than zero.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


The major classes of assets and liabilities of the discontinued Speedline operations in the Consolidated Balance Sheets as of March 2, 2003, the month-end prior to the sale (at estimated fair value) and August 31, 2002 (at book value) were as follows:
                                                      March 2        August 31
                                                       2003             2002
                                                      --------        --------
Cash and cash equivalents                             $ 1,727          $ 2,348
Accounts receivable                                    27,250           27,913
Inventories                                            20,350           24,188
Other current assets                                        -              893
Property, plant and equipment (net)                    33,367           83,193
Other noncurrent assets                                     -           47,186
                                                      --------        --------
  Total Assets                                         82,694          185,721

Current portion of long-term debt                      10,560            8,996
Accounts payable                                       39,545           33,112
Accrued expenses                                       16,143           19,388
Long-term debt                                          1,220            1,399
Deferred liabilities                                   14,226           23,652

                                                      --------        --------
  Total Liabilities                                    81,694           86,547

                                                      --------        --------
Net Assets                                            $ 1,000         $ 99,174
                                                      ========        ========

As of June 1, 2003, there were no assets and liabilities related to Speedline on the Company's books, as the sale occurred on March 17, 2003.

On June 4, 2003, the Company announced that it is engaged in discussions relating to the possible sale of its Wapakoneta, Ohio; Richmond, Indiana; and Cedarburg, Wisconsin plants, and its Southfield, Michigan office. These plants are classified as continuing operations because, at this time, the certainty criteria in SFAS No. 144 regarding the possible sale has not been satisfied.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Restricted Cash

As of June 1, 2003, the Company had $7,076 of cash that was restricted and is classified in current assets. Of this amount, $6,000 is required under the Company's debt agreements signed October 31, 2002 with its bank group and senior note holders, which excludes CTC. This cash reserve is segregated to ensure the payment of principal and interest on the Company's bank credit facilities, senior notes and LIFO credit agreement. An additional $1,076 of cash has been restricted per CTC's loan agreement. This cash reserve is segregated to ensure the payment of principal and interest on the Company's CTC revolver and term loans. As of August 31, 2002, the Company had $1,067 in restricted cash related to its CTC debt.

Inventory

The major components of inventory are as follows:

                                           June 1             August 31
                                            2003                2002
                                          --------            --------
Finished products                         $ 11,596            $ 19,429
Work in process                              3,682               4,462
Raw materials and supplies                   8,328               9,142
                                          --------            --------
                                            23,606              33,033
Less amount to reduce certain
      inventories to LIFO value             (5,237)             (5,237)
                                          --------            --------
Total Inventory                           $ 18,369            $ 27,796
                                          ========            ========

                        AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Property, Plant, and Equipment

The major components of property, plant, and equipment are as follows:

                                             June 1               August 31
                                              2003                  2002
                                           ----------            ----------
Land and buildings                          $ 56,579              $ 55,837
Machinery and equipment                      290,343               284,544
Construction in progress                       7,950                10,037
                                           ----------            ----------
                                             354,872               350,418
Accumulated depreciation                    (212,623)             (195,655)
                                           ----------            ----------
Net property, plant, and equipment         $ 142,249             $ 154,763
                                           ==========            ==========

Depreciation expense was $6,089 and $5,821 for the three-month periods ended June 1, 2003 and June 2, 2002, respectively, and $18,361 and $17,575 for the nine-month periods ended June 1, 2003 and June 2, 2002, respectively.

                        AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Long-Term Debt

The following table summarizes the Company's long-term borrowings:

                                                June 1            August 31
                                                 2003               2002
                                               ---------          ---------
Bank Group and Senior Note Holder Debt:
  LIFO credit facility                         $ 13,735            $ 15,000
  Senior Notes                                   45,664              46,763
  Revolving credit notes                        100,826             103,880
  Lines of credit                                12,793              13,149

CTC Debt:
  Term loan                                       3,606               5,856
  Revolving credit note                           2,300               3,100

Other debt                                          925                 562
                                               ---------          ---------
                                                179,849             188,310

Less current portion                            179,849              11,062
                                               ---------          ---------
Long-Term Debt                                  $     -           $ 177,248
                                               =========          =========

The bank group and CTC debt currently mature in September, 2003, and the senior note holder debt matures in November, 2003. The Company is currently in negotiations with the bank group and senior note holders to refinance the bank group and senior note holder debt to September 2006 and November 2006, respectively. The Company expects to have this refinancing complete during its fiscal fourth quarter. The Company also expects to refinance the CTC debt during its fiscal fourth quarter.

                        AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Earnings (Loss) Per Share

The following table reflects the calculations for basic and diluted earnings per share for the three-month and nine-month periods ended June 1, 2003 and June 2, 2002, respectively:


                                                                    Three Months Ended                    Nine Months Ended
                                                                 ----------------------------        ----------------------------
                                                                  June 1            June 2             June 1            June 2
                                                                   2003              2002               2003              2002
                                                                 ----------        ----------        ----------        ----------
Income (loss) from continuing operations                            $ 692           $ 1,854           $ (2,485)         $ (3,596)

Discontinued operations, net of tax
  Loss from discontinued operations                                (1,906)           (3,424)           (12,024)           (8,379)
  Loss from sale of discontinued operations                          (601)                -            (50,423)                -
                                                                 ----------        ----------        ----------        ----------

Loss before cumulative effect of
  accounting change                                                (1,815)           (1,570)           (64,932)          (11,975)

Cumulative effect of acct change, net of tax                            -                 -            (46,536)                -
                                                                 ----------        ----------        ----------        ----------
Net loss                                                         $ (1,815)         $ (1,570)         $(111,468)         $(11,975)
                                                                 ==========        ==========        ==========        ==========
Basic and Diluted Loss per Share:
Basic and diluted shares                                            9,016             8,601              8,861             8,588
                                                                 ==========        ==========        ==========        ==========

Loss from continuing operations                                    $ 0.08            $ 0.22            $ (0.28)          $ (0.42)
Discontinued operations                                             (0.28)            (0.40)             (7.05)            (0.98)
                                                                 ----------        ----------        ----------        ----------
Loss before cumulative effect of acct chng                          (0.20)            (0.18)             (7.33)            (1.40)
Cumulative effect of accounting change                                  -                 -              (5.25)                -
                                                                 ----------        ----------        ----------        ----------
Net loss                                                          $ (0.20)          $ (0.18)          $ (12.58)          $ (1.40)
                                                                 ==========        ==========        ==========        ==========

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

                        AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)


Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) are:


                                              Three Months Ended                  Nine Months Ended
                                           --------------------------         ---------------------------
                                            June 1           June 2             June 1           June 2
                                             2003             2002               2003             2002
                                           ---------        ---------         ----------       ----------
Net income (loss)                          $ (1,815)        $ (1,570)         $(111,468)       $ (11,975)

Foreign currency translation adjustments        112              110                176               87
                                           ---------        ---------         ----------       ----------
Total comprehensive income (loss)          $ (1,703)        $ (1,460)         $(111,292)       $ (11,888)
                                           =========        =========         ==========       ==========


Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its employee stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized related to the Company's stock option plans.

To determine compensation cost based on the value of the options at the grant date using the Black-Scholes option-pricing model, the following assumptions were utilized:

                                                 2003                2002
                                             ------------       ------------
Assumptions:
  Expected volatility                           48.2%               46.0%
  Risk-free interest rate                        3.1%            3.3% - 4.9%
  Dividend yield                                 None                None
  Expected life of option                     4.2 years           4.6 years
  Weighted average fair value of grants
    issued for each year                        $0.73               $2.11

                        AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Had the Company determined compensation cost based upon the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, net income and EPS would have been adjusted to the pro forma amounts indicated as follows:


                                                        Three Months Ended               Nine Months Ended
                                                      -------------------------     ---------------------------
                                                       June 1          June 2          June 1          June 2
                                                        2003            2002            2003            2002
                                                      ---------       ---------     -----------      ----------
Income (loss) from continuing operations                 $ 692         $ 1,854        $ (2,485)       $ (3,596)

Deduct:
  Total employee stock option expense
  determined under the fair value
  method, net of related tax effects                       (47)           (284)           (140)           (638)
                                                      ---------       ---------     -----------      ----------

Pro forma income (loss) from
  continuing operations                                    645           1,570          (2,625)         (4,234)

Loss from discontinued operations                       (2,507)         (3,424)        (62,447)         (8,379)
                                                      ---------       ---------     -----------      ----------

Pro forma loss before cumulative
  effect of accounting chage                            (1,862)         (1,854)        (65,072)        (12,613)

Cumulative effect of accounting change                       -               -         (46,536)              -
                                                      ---------       ---------     -----------      ----------
Pro forma net loss                                    $ (1,862)       $ (1,854)     $ (111,608)      $ (12,613)
                                                      =========       =========     ===========      ==========
Earnings (loss) per share
Basic and Diluted - as reported
  Continuing operations                                 $ 0.08          $ 0.22         $ (0.28)        $ (0.42)
  Discontinued operations                                (0.28)          (0.40)          (7.05)          (0.98)
                                                      ---------       ---------     -----------      ----------
  Before cumulative effect of
    accounting change                                    (0.20)          (0.18)          (7.33)          (1.40)
  Cumulative effect of accounting change                     -               -           (5.25)              -
                                                      ---------       ---------     -----------      ----------
  Net earnings (loss)                                  $ (0.20)        $ (0.18)       $ (12.58)        $ (1.40)
                                                      =========       =========     ===========      ==========

Basic and Diluted - pro forma
  Continuing operations                                 $ 0.07          $ 0.18         $ (0.30)        $ (0.49)
  Discontinued operations                                (0.28)          (0.40)          (7.05)          (0.98)
                                                      ---------       ---------     -----------      ----------
  Before cumulative effect of
    accounting change                                    (0.21)          (0.22)          (7.35)          (1.47)
  Cumulative effect of accounting change                     -               -           (5.25)              -
                                                      ---------       ---------     -----------      ----------
  Net earnings (loss)                                  $ (0.21)        $ (0.22)       $ (12.60)        $ (1.47)
                                                      =========       =========     ===========      ==========

                        AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Business Segments

Operating segments are organized internally primarily by the type of products produced and markets served, and in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has aggregated similar operating segments into two reportable segments, Flow Control Products and Engineered Components. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. The amounts disclosed in the third quarter fiscal 2003 10-Q differ from the amounts disclosed at August 31, 2002 because Speedline is currently reported as a discontinued operation. Thus, Speedline's historical financial results are no longer included in the Engineering Components segment where it previously had been reported.

Operating information related to the Company's reportable segments is as follows:


                                                    Net Sales                          Operating Income (Loss)
                                           -----------------------------              ---------------------------
                                            For the Three Months Ended                For the Three Months Ended
                                           -----------------------------              ---------------------------
                                            June 1              June 2                 June 1            June 2
                                             2003                2002                   2003              2002
                                           ---------           ---------              ---------         ---------
Flow Control Products                       $ 30,575            $ 37,373                $ 429           $ 2,542
Engineered Components                         81,254              78,264                6,183             4,511
Corporate                                          -                   -               (2,133)             (576)
                                           ---------           ---------              ---------         ---------
                                             111,829             115,637                4,479             6,477
Other (income) expense                             -                   -                 (665)              (44)
Interest expense                                   -                   -                4,061             3,925
                                           ---------           ---------              ---------         ---------
Total net sales and loss
  from continuing operations
  before taxes                             $ 111,829           $ 115,637              $ 1,083           $ 2,596
                                           =========           =========              =========         =========

                                                     Net Sales                          Operating Income (Loss)
                                           -----------------------------              ---------------------------
                                             For the Nine Months Ended                 For the Nine Months Ended
                                           -----------------------------              ---------------------------
                                            June 1              June 2                  June 1            June 2
                                             2003                2002                    2003              2002
                                           ---------           ---------              ---------         ---------
Flow Control Products                       $ 91,321           $ 103,342              $ 1,772           $ 5,143
Engineered Components                        231,875             206,011               12,187             4,347
Corporate                                          -                   -               (6,712)           (4,016)
                                           ---------           ---------              ---------         ---------
                                             323,196             309,353                7,247             5,474
Other (income) expense                             -                   -                 (688)             (572)
Interest expense                                   -                   -               11,920            12,284
                                           ---------           ---------              ---------         ---------
Total net sales and loss
  from continuing operations
  before taxes                             $ 323,196           $ 309,353              $(3,985)          $(6,238)
                                           =========           =========              =========         =========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

Commitments and Contingencies
At June 1, 2003, the Company has committed to capital expenditures of $2,010, primarily for the Engineered Components segment.

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

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At June 1, 2003, the Company's accrued undiscounted reserve for such contingencies was $1,961.

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

Upon adoption of SFAS No. 142 in the first quarter of fiscal 2003, the Company completed its impairment review and determined that all of its goodwill, relating primarily to Speedline, was impaired. This impairment is reflected in the Company's declining stock price and the weak financial performance of the reporting units related to the impaired goodwill. As such, the Company recorded a non-cash charge of $46,536, net of tax of $464, to reduce the carrying value of its goodwill to zero. This charge is recorded as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

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

                        AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)
                                   (unaudited)

The impact of the non-amortization provisions of Statement No. 142 is as follows:



                                                               Three Months Ended             Nine Months Ended
                                                             -----------------------       -------------------------
                                                              June 1        June 2           June 1         June 2
                                                               2003          2002             2003           2002
                                                             --------       --------       ----------      ---------
Results of operations
Reported income (loss) from continuing ops                     $ 692        $ 1,854         $ (2,485)       $(3,596)
Goodwill amortization                                              -             57                -            167
                                                             --------       --------       ----------      ---------
Adjusted loss from continuing operations                       $ 692        $ 1,911         $ (2,485)       $(3,429)
                                                             ========       ========       ==========      =========

Reported loss from discontinued operations                   $(2,507)       $(3,424)        $(62,447)       $(8,379)
Goodwill amortization                                              -            276                -            831
                                                             --------       --------       ----------      ---------
Adjusted loss from discontinued operations                   $(2,507)       $(3,148)        $(62,447)       $(7,548)
                                                             ========       ========       ==========      =========

Cumulative effect of accounting change                           $ -            $ -         $(46,536)           $ -
                                                             ========       ========       ==========      =========

Reported net loss                                            $(1,815)       $(1,570)       $(111,468)      $(11,975)
Goodwill amortization                                              -            333                -            998
                                                             --------       --------       ----------      ---------
Adjusted net loss                                            $(1,815)       $(1,237)       $(111,468)      $(10,977)
                                                             ========       ========       ==========      =========

Basic and diluted loss per share:
Reported loss from continuing operations                      $ 0.08         $ 0.22          $ (0.28)       $ (0.42)
Goodwill amortization                                              -           0.01                -           0.02
                                                             --------       --------       ----------      ---------
Adjusted loss from continuing operations                      $ 0.08         $ 0.23          $ (0.28)       $ (0.40)
                                                             ========       ========       ==========      =========

Reported loss from discontinued operations                   $ (0.28)       $ (0.40)         $ (7.05)       $ (0.98)
Goodwill amortization                                              -           0.03                -           0.10
                                                             --------       --------       ----------      ---------
Adjusted loss from discontinued operations                   $ (0.28)       $ (0.37)         $ (7.05)       $ (0.88)
                                                             ========       ========       ==========      =========

Cumulative effect of accounting change                           $ -            $ -          $ (5.25)           $ -
                                                             ========       ========       ==========      =========

Reported net loss                                            $ (0.20)       $ (0.18)        $ (12.58)       $ (1.40)
Goodwill amortization                                              -           0.04                -           0.12
                                                             --------       --------       ----------      ---------
Adjusted net loss                                            $ (0.20)       $ (0.14)        $ (12.58)       $ (1.28)
                                                             ========       ========       ==========      =========

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

SFAS No. 143 addresses the financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the related retirement costs. SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets and supercedes SFAS No. 121. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The effect of these new standards was not material to the Company's third quarter and first nine months of fiscal 2003 results of operations or financial position.

SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value based method of accounting (i.e., expensing) for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation in interim financial information. The amendments to SFAS No. 123 become effective for the Company this fiscal year. The amendment to APB No. 28 became effective for the Company in the third quarter of fiscal 2003. See "Stock-Based Compensation" in the Notes to Consolidated Condensed Financial Statements.

FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not anticipate that implementing this Interpretation will have a material impact on the Company.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements may, for example, express projections, forecasts, or estimates about Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Due to circumstances beyond the Company's control, actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement include, among others: general economic conditions less favorable than expected, fluctuating demand in the automotive and construction industries, less favorable than expected growth in sales and profit margins in the Company's product lines, increased competitive and price pressures in the Company's Engineered Components and Flow Control Products segments, effectiveness of production improvement plans, cost of raw materials, disposal of certain non-strategic assets, labor relations at the Company and its customers, and the continued U.S. involvement in Iraq and homeland security measures. This list of factors is not meant to be a complete list of items that may affect the accuracy of forward-looking statements, and as such all forward-looking statements should be analyzed with the understanding of their inherent uncertainty.

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

Potential Divestiture of Businesses

The Company announced, on June 4, 2003, that it is engaged in exclusive discussions with Citation Corporation relating to the possible sale of Amcast's Wapakoneta, Ohio; Richmond, Indiana; and Cedarburg, Wisconsin plants and its Southfield, Michigan office. These locations are involved primarily in the design, production, and sale of aluminum brake and suspension components.

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

Results of Operations

Net Sales

                                    Three Months Ended      Nine Months Ended
                                   --------------------    -------------------
                                    June 1      June 2      June 1     June 2
                                     2003        2002        2003       2002
                                   ---------  ---------    ---------  ---------
Net Sales                          $ 111,829  $ 115,637    $ 323,196  $ 309,353
                                   =========  =========    =========  =========
Percentage increase from prior year
  Volume                              (4.4)%                  3.1 %
  Price and Product Mix                1.1 %                  1.4 %
                                   ---------               ---------
  Total sales growth                  (3.3)%                  4.5 %
                                   =========               =========

In the fiscal 2003 third quarter, consolidated net sales decreased by $3,808, or 3.3%, compared with the fiscal 2002 third quarter. This sales decrease was due principally to lower unit volume experienced by the Flow Control Products segment. The market continues to be highly competitive. Sales growth by Engineered Components segment partly offset the Flow Control Products segment sales decline. Overall, a favorable product mix was slightly offset by reduced pricing.

For the first nine months of fiscal 2003, consolidated net sales increased by $13,843, or 4.5%, compared with the first nine months of fiscal 2002. This sales increase was due to growth in aluminum components and wheel sales from new product introductions, existing products, and conquest sales. A volume decline in the Flow Control Products segment due to a continued competitive market environment partly offset the sales growth in Engineered Components segment. Overall, a positive product mix was slightly offset by lower pricing.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Gross Profit

                      Three Months Ended             Nine Months Ended
                    ----------------------         -----------------------
                     June 1        June 2          June 1         June 2
                      2003          2002             2003           2002
                    --------      --------         --------       --------
Gross Profit        $ 13,602      $ 15,664         $ 35,733       $ 34,664
                    ========      ========         ========       ========

Percent of Sales       12.2%         13.5%            11.1%          11.2%


For the fiscal 2003 third quarter, gross profit decreased by $2,062, or 13.2%, compared with the fiscal 2002 third quarter. This gross profit decrease was primarily the result of lower sales volume in the Flow Control Products segment. The decrease was partially offset by improved gross profit in the Engineered Components segment due to volume growth and to manufacturing improvements in aluminum components. In the fiscal 2002 third quarter, the Company reduced its employee vacation liability by $1,601, of which $1,175 improved cost of goods sold and $426 improved selling, general, and administrative expenses (SG&A). Excluding this one-time impact in the prior year, gross profit would have declined by $887, or 0.3 percentage points, to a gross profit as a percentage of sales of 12.5%.

For the first nine months of fiscal 2003, gross profit increased by $1,069, or 3.1%, compared with the prior year. This gross profit increase was due to the Engineered Components segment, which capitalized on higher sales volumes and manufacturing improvements. The Engineered Components segment gross profit improved in both wheels and aluminum components due to volume growth, manufacturing productivity gains, and lower costs from a company-wide cost reduction program. These gross profit improvements more than offset the declines in the Flow Control Product segment which experienced reduced volume and lower pricing in a highly competitive market. The Amcast Production System (APS), a more efficient manufacturing approach being implemented at the Company's manufacturing facilities, has continued to have a positive impact on gross profit by improving productivity and reducing manufacturing costs. APS should continue to be a positive factor on gross profit as more of the Company's workforce becomes certified. Overall, the Company also benefited from tight cost controls. Excluding the impact of the reduced vacation liability in the prior year, discussed in the previous paragraph, gross profit would have improved by $2,244.

The following table provides a reconciliation for fiscal 2002 gross profit and SG&A excluding the fiscal 2002 one-time impact of reducing the Company's vacation liability and terminating postretirement life insurance.

                                                    Fiscal Year 2002
                                        ----------------------------------------
                                           Gross Profit             SG&A
                                        ------------------    ------------------
                                        3rd Qtr   9 Months    3rd Qtr   9 Months
                                        --------  --------    -------   --------
As reported                             $ 15,664  $ 34,664    $ 9,187   $ 29,190
Adjusted for impact of:
 Adjustment to employee vacation expense  (1,175)   (1,175)       426        426
 Elimination of retiree life insurance         -         -        919        919
                                        --------  --------   --------   --------
Pro forma amounts                       $ 14,489  $ 33,489   $ 10,532   $ 30,535
                                        ========  ========   ========   ========
Percent of Sales                           12.5%     10.8%       9.1%       9.9%

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Selling, General, and Administrative Expenses (SG&A)

                          Three Months Ended             Nine Months Ended
                         ----------------------       -----------------------
                         June 1         June 2         June 1         June 2
                          2003           2002           2003           2002
                         -------       -------        --------       --------
SG&A                     $ 9,123       $ 9,187        $ 28,486       $ 29,190
                         =======       =======        ========       ========

Percent of Sales            8.2%          7.9%            8.8%           9.4%


Selling, general and administrative (SG&A) expenses were $9,123, or 8.2% of sales, in the fiscal 2003 third quarter compared with $9,187, or 7.9% of sales, in the prior year. In the fiscal 2002 third quarter, the Company terminated postretirement life insurance for all retirees, except for certain bargaining unit employees, which lowered the postretirement obligation by $919. Excluding this amount and a reduction to the employee vacation liability of $426 discussed previously, the fiscal 2002 third quarter SG&A expenses would have been $10,532 or 9.1% of sales.

For the first nine months of fiscal 2003, SG&A expenses were $28,486, or 8.8% of sales, compared with $29,190, or 9.4% of sales, for the same period of 2002. Excluding the post retirement life insurance and employee vacation accrual adjustments, the prior year SG&A would have been $30,535 or 9.9% of sales. The Company's continued focus on cost reduction programs helped to lower SG&A expenses even while sales increased by 4.5% over the prior year. Also in fiscal 2002, the Flow Control Products segment incurred high information technology costs related to installing a new ERP system, and these expenses were not incurred in fiscal 2003. Eliminating goodwill amortization reduced SG&A by $167.

An increase in sales and in gross profit, as well as a reduction in SG&A expenses enabled the Company to report operating income of $7,247 for first nine months of fiscal 2003. This is an increase of 32.4% compared with operating income of $5,474 for the first nine months of fiscal 2002.

Interest expense was $4,061 for the fiscal 2003 third quarter, compared with $3,925 for the fiscal 2002 third quarter. The increase in interest expense was due to higher bank fees. For the first nine months of fiscal 2003, interest expense was $11,920, compared with $12,284 for the first nine months of fiscal 2002. A decrease in interest rates, partly offset by higher bank fees, accounted for the lower interest expense when comparing the first nine months of fiscal 2003 with the first nine months of fiscal 2002.

The Company's effective tax expense rate was 36.1% and 28.6% for the third quarter of fiscal 2003 and 2002, respectively, and the effective tax benefit rate was 37.6% and 42.4% for the first nine months of fiscal 2003 and 2002, respectively. The higher effective tax benefit rate for the first nine months of fiscal 2002 is due to state tax benefits the Company was able to recognize.

                        AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

As was discussed in the Notes to Consolidated Condensed Financial Statements, the guidelines of SFAS No. 109, "Accounting for Income Taxes", limited the amount of tax benefit the Company currently could record from the loss on the sale of Speedline, and the Company recorded a tax valuation allowance of $30.6 million related to this transaction. The Company believes it may be able to recognize, at some point in future fiscal years, a substantial portion of the tax benefit currently limited by SFAS No. 109.

Business Segments

Flow Control Products
Net sales for the Flow Control Products segment decreased by 18.2% to $30,575 for the fiscal 2003 third quarter, compared with $37,373 for the same period of fiscal 2002. For the first nine months of fiscal 2003, sales decreased by 11.6% to $91,321, compared with $103,342 for the first nine months of fiscal 2002. Sales volume decreased by 19.0% for the fiscal 2003 third quarter, and by 12.4% for the first nine months of fiscal 2003. A favorable product mix was mostly offset by lower prices for the fiscal 2003 third quarter and for the first nine months of fiscal 2003. Flow Control Products is experiencing lower sales volumes due to a decline in demand. Residential construction has faired slightly better than anticipated, however the more profitable commercial and industrial markets remain weak. Pricing continues to be an issue in a highly competitive market place.

Operating income in the fiscal 2003 third quarter was $429, compared with $2,542 for the same period of fiscal 2002. For the first nine months of fiscal 2003, operating income was $1,772, compared with $5,143 for the same period of fiscal 2002. The decrease in operating income was primarily due to lower sales volume, which was partly offset by productivity gains and cost reduction programs.

Engineered Components
Net sales for the Engineered Components segment increased by 3.8% to $81,254 for the fiscal 2003 third quarter, compared with $78,264 for the same period of fiscal 2002. For the first nine months of fiscal 2003, sales increased by 12.6% to $231,875, compared with $206,011 for the first nine months of fiscal 2002. Sales volume was up by 2.6% for the fiscal 2003 third quarter, and 10.8% for the first nine months of fiscal 2003. An improved product mix increased sales by 1.2% for the fiscal 2003 third quarter and by 1.7% for the first nine months of fiscal 2003, with a small benefit in pricing from aluminum cost pass through. Wheel and aluminum components sales continue to grow from new customers and new product launches as well additional volume on existing products.

Operating income in the fiscal 2003 third quarter was $6,183 compared with $4,511 for the same period of fiscal 2002. This improvement was due to increased sales of aluminum components products and resolved new product launch problems at the Company's Richmond, Indiana plant. For the first nine months of fiscal 2003, operating income was $12,187 compared with $4,347 for the same period of fiscal 2002 due to greater sales volume, increased productivity from the Amcast Production System, and cost reduction programs.

                        AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Corporate expenses for the quarter and year to date increased over the prior year primarily due to the one-time benefit from ending post retirement life insurance recorded in the prior-year third quarter and due to reduced pension income this fiscal year.

Liquidity and Capital Resources

The Company's cash balance at June 1, 2003 was $4,897. An additional $7,076 of restricted cash existed for payment of principal and interest on the Company's debt that is required under its debt agreements. See "Restricted Cash" in the Notes to the Consolidated Condensed Financial Statements.

Cash provided by operations was $4,906 for the first nine months of fiscal 2003 compared with cash provided by operations of $15,185 in the first nine months of fiscal 2002. Operating cash flow from the income statement increased in fiscal 2003; however, this increased performance was more than offset by unfavorable balance sheet changes.

                                                Nine Months Ended
                                            --------------------------
                                              2003              2002
                                            --------          --------
Income statement impact                     $ 15,994          $ 14,199

Balance sheet impact                         (11,088)              986
                                             --------         --------
Net cash provided by operations              $ 4,906          $ 15,185
                                             ========         ========

The balance sheet impact on cash resulted in a decrease of $11.1 million since last fiscal year-end. The two main reasons for this decrease were the increase in restricted cash, mentioned above, and the decline in accounts payable caused by the reduction in inventory and selected reductions in vendors' terms. With the new debt agreement expected to be completed in the fiscal fourth quarter, the Company anticipates the selected vendor payment terms returning to normal which, in turn, should return accounts payable to more normal levels. The debt extension is also discussed in the Notes to Consolidated Condensed Financial Statements and later in this section.

These balance sheet items were partly offset by cash generated from lower inventory due to the Amcast Production System and from lower accounts receivable due to a focus on collecting past due accounts. The inventory and receivables reduction occurred during a period of increased sales. Reported income after adding back non-cash transactions of depreciation, amortization, the cumulative effect of the accounting change, and the loss on discontinued operations, show an increase in cash flow from the income statement.

                        AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Investing activities, primarily capital spending, used net cash of $6,124 in the first nine months of fiscal 2003 compared with $10,398 used in the first nine months of the prior year. This decrease reflects management controls placed on capital spending as the Company focuses on cost reduction and improving production efficiencies. For the first nine months, capital spending as a percent of depreciation was 37.4% in fiscal 2003 versus 57.1% in fiscal 2002. At June 1, 2003, the Company had $2,010 of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing activities used $7,847 of cash in the first nine months of fiscal 2003, compared with $13,975 of cash used in the first nine months of fiscal 2002. During the first nine months of fiscal 2003, the Company reduced its overall outstanding debt balance by $8,461, as the debt went from $188,310 at August 31, 2002, to $179,849 as of June 1, 2003.

The Company made principal cash debt payments of $5,160 for the bank debt and senior notes. In April 2003, the Company converted all euro-denominated debt into US dollar-denominated debt.

The Company also had $1,104 in additions and $741 in payments related to the Company's insurance-premium financing. CTC made debt principal payments of $3,700 and borrowed $650.

The Company's debt changes for the first nine months of fiscal 2003 are summarized in the following table:
                                                  Nine Months Ended
                                                     June, 1 2003
                                                ---------------------
                                                 Increase (Decrease)
                                                      Impact on
                                                  Debt        Cash
                                                --------    ---------
Bank and Senior Note Holder Debt
   Payment of principal                         $ (5,160)   $ (5,160)
   SFAS No. 52 translation impact of
      foreign currency exchange                     (614)          -
                                                ---------   ---------
                                                  (5,774)     (5,160)

Insurance financing, net borrowing                   363         363

CTC, net borrowing                                (3,050)     (3,050)
                                                ---------   ---------
                                                $ (8,461)   $ (7,847)
                                                =========   =========

The bank group and senior note holder debt mature in September 2003 and November 2003, respectively. The Company cannot borrow additional funds from its bank credit facilities or the senior note holders. These lenders have security interests in the assets of the Company and its U.S. subsidiaries.

                        AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company has borrowed the maximum amount permissible under its LIFO credit agreement which matures in September 2003.

The bank credit facilities, the senior notes, and the LIFO credit agreement contain certain financial covenants regarding quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed cost coverage, capital expenditures, and debt repayments that it must maintain as part of its debt agreements. As of June 1, 2003, the Company was in compliance with these debt covenants.

At the end of any subsequent quarter, if the Company is not in compliance with any of its debt covenants, any outstanding debt balances become payable on demand by the Company's lenders.

As of June 1, 2003, CTC had a term loan of $3,606 and a revolving line of credit that provides for up to $5,750, of which $3,450 was available, both of which mature September 2003 and are classified as current debt.

The Company is in negotiations with the bank group and senior note holders to extend the debt maturity to September 2006 and November 2006, respectively. The Company expects to complete this debt maturity extension during its fiscal fourth quarter. The Company is also planning to refinance the CTC debt during its fourth fiscal quarter, extending the maturity date of the CTC debt to September 2006.

The Company's debt obligations for the remainder of fiscal 2003 and beyond are shown in the following table. At June 1, 2003, obligations under operating leases are not significantly different from the amounts reported in the Company's Annual Report on Form 10-K for the year ended August 31, 2002.


      Debt Obligation               2003           2004          2005         2006           2007           Thereafter
-------------------------          -------      ----------      -------      -------        -------         ------
Debt
  Long-Term Debt
    Corporate                         $ -       $ 173,018          $ -          $ -           $ -            $ -
    CTC                                 -           5,906            -            -             -              -

  Insurance financing                 232             693            -            -             -              -
                                   -------      ----------      -------      -------        -------         ------
Total Debt                          $ 232       $ 179,617          $ -          $ -           $ -            $ -
                                   =======      ==========      =======      =======        =======         ======

Operating leases                   $1,171         $ 3,390       $2,746       $2,310         $ 739           $ 47
                                   =======      ==========      =======      =======        =======         ======

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

Pension Benefits and Expenses - The Company has pension benefits and expenses that are developed from actuarial valuations. These valuations are based on assumptions including, among other things, interest rate fluctuations, discount rates, expected returns on plan assets, retirement ages, and years of service. Future changes affecting the assumptions will change the related pension benefit or expense. Based on stock market and interest rate changes during the previous four fiscal quarters, the Company may need to record an additional pension liability of approximately $30 million in its fiscal 2003 fourth quarter. This will not have an impact on the income statement.

Deferred Taxes and Valuation Allowances - Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Significant factors considered by the Company in estimating the probability of the realization of deferred taxes include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which the Company operates.

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

Inflation

Inflation did not have a material impact on the Company's results of operations or financial condition for the third quarter or first nine months of fiscal 2003.

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

Impact of Recently Issued Accounting Standards

See  "Impact  of  Recently  Issued   Accounting   Standards"  in  Notes  to  the
Consolidated Condensed Financial Statements.

                          AMCAST INDUSTRIAL CORPORATION


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company has been exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. For the first nine months of fiscal 2003, there was a material change in the Company's exposure to these items since the Company's disclosure in Item 7A, Part II of Form 10-K for the year ended August 31, 2002. This change is described in the next paragraph below.

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

The Company is also exposed to market risk from price changes in commodity metals which are raw materials used in its normal operations. When market conditions warrant, forward fixed-price commodity metal supply contracts may be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At June 1, 2003, the Company had no forward fixed-price metal supply contracts.


Item 4 - Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Vice President, Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                         AMCAST INDUSTRIAL CORPORATION

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

    None

Item 6 - Exhibits and Reports on Form 8-K

a)                Exhibits None.


b)                Reports on Form 8-K
                  A Current Report on Form 8-K with an event date of March 17, 2003 was filed by the Company on March 17, 2003 to report that the Company issued a press release announcing the sale of Speedline SRL, its Italian subsidiary, which is engaged in the manufacture and sale of wheels.

                  A Current Report on Form 8-K with an event date of March 17, 2003 was filed by the Company on April 1, 2003 to report the disposition of Speedline SRL, the Company's Italian subsidiary, including pro forma financial statements.

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


                                AMCAST INDUSTRIAL CORPORATION
                                (Registrant Company)




Date:  July 14, 2003            By: /s/ Byron O. Pond
                                    ----------------------------------------
                                Byron O. Pond
                                Chairman and
                                Chief Executive Officer
                                (Principal Executive Officer)


Date:  July 14, 2003            By: /s/ Francis J. Drew
                                    ----------------------------------------
                                Francis J. Drew
                                Vice President, Finance and
                                Chief Financial Officer
                                (Principal Financial Officer)


Date:  July 14, 2003            By: /s/ Mark D. Mishler
                                    ----------------------------------------
                                Mark D. Mishler
                                Corporate Controller
                                (Principal Accounting Officer)

                         AMCAST INDUSTRIAL CORPORATION

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


By:  /s/ Byron. O. Pond
     -------------------------------------
      Byron O. Pond
      Chairman and Chief Executive Officer
      July 14, 2003

                         AMCAST INDUSTRIAL CORPORATION

                                 CERTIFICATIONS

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


By: /s/ Francis J. Drew
    -----------------------------------------------------
      Francis J. Drew
      Vice President, Finance and Chief Financial Officer
      July 14, 2003