Form 10-K
period 2003-08-31
AMCAST INDUSTRIAL CORP
filed 2003-11-12
CIK 27425

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003	Commission file number 1-9967

AMCAST INDUSTRIAL CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	31-0258080
(State of Incorporation)	(I.R.S. employer identification no.)

7887 Washington Village Drive, Dayton, Ohio	45459

(Address of principal executive offices)	(Zip Code)

(937) 291-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, without par value Preferred Share Purchase Rights	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value

Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or in information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of common shares, no par value, held by non-affiliates of the registrant (assuming only for the purposes of this computation that directors and officers may be affiliates) as of March 2, 2003—$12,967,626.

Number of common shares outstanding, no par value, as of September 28, 2003—9,264,234 shares.

Documents Incorporated by Reference

Part III—Portions of Proxy Statement for the Annual Meeting of Shareholders to be held on December 17, 2003, definitive copies of which will be filed with the Commission within 120 days of the Company’s fiscal year end.

AMCAST INDUSTRIAL CORPORATION

PART I

ITEM 1—BUSINESS

Amcast Industrial Corporation, an Ohio corporation incorporated in 1869, and its subsidiaries (called collectively Amcast or the Company) are engaged in the business of manufacturing technology-intensive metal products in a variety of shapes, sizes, and metals for sale to end users, distributor and wholesaler organizations, and original equipment manufacturers and suppliers. The Company serves three major sectors of the economy: automotive, construction, and industrial. Manufacturing facilities are located in the United States of America, primarily in the Midwest.

The Company operates in two business segments – (1) Flow Control Products, a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets, and (2) Engineered Components, a leading supplier of aluminum wheels and aluminum components for automotive original equipment manufacturers. Information concerning the net sales, operating profit, and identifiable assets of each segment and sales by product category for years 2001 through 2003 appears under “Business Segments” in the Notes to Consolidated Financial Statements.

STRATEGIC ACQUISITIONS AND DIVESTITURES

During 2003, the Company sold all the capital stock of its wholly-owned subsidiary, ASW International II, B.V., which owned all of the stock of Speedline S.r.l. (Speedline), to Crown Executive Aviation Limited, a private company organized under the laws of the United Kingdom. Principal products manufactured by Speedline, which was originally purchased by the Company in 1997, include aluminum wheels for passenger cars and trucks, as well as aluminum and magnesium racing wheels, aftermarket wheels, modular wheels, and hubcaps. Unless otherwise indicated, all financial information included in this Report presents the results of Speedline as a discontinued operation.

During 2001, the Company purchased the remaining 40% share in Casting Technology Company (CTC), from Izumi Industries, LTD, bringing Amcast’s total ownership to 100%. The acquisition of the Izumi partnership interest in CTC enabled the Company to continue to use proprietary squeeze casting technology in the production of aluminum vehicle suspension components.

FLOW CONTROL PRODUCTS

The Flow Control Products segment (Flow Control) includes the businesses of Elkhart Plumbing (Elkhart), Elkhart Industrial (Geneva), Lee Brass Company (Lee Brass), and Amcast Industrial Ltd. Elkhart produces a complete line of wrot copper fittings for use in residential, commercial, and industrial construction and markets brass pipe fittings and cast and fabricated metal products for sale to original equipment manufacturers in the transportation, construction, air conditioning and refrigeration industries. Geneva fabricates custom copper and aluminum tubular parts. Lee Brass manufactures cast brass products for residential, commercial, industrial, and marine plumbing systems as well as specific cast brass components unique to the application of original equipment manufacturers. Amcast Industrial Ltd. is the Canadian marketing channel for the Company’s Flow Control segment manufacturing units.

The Flow Control Products segment is one of three major suppliers of copper fittings to the North American industrial, commercial, and residential plumbing markets as well as a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets. Products are sold through wholesalers, distributors, retail hardware stores and home centers, and to original equipment manufacturers and replacement parts distributors in the air conditioning and commercial refrigeration business. Shipments are primarily made by common carrier from Company locations directly to customers. The Company’s prime competitors in the plumbing markets are Mueller Industries, Inc., a publicly-owned company listed on the New York Stock

Exchange, and NIBCO Inc., a privately-held company headquartered in Elkhart, Indiana. The competition in the construction market is comprised of a number of manufacturers of parts for air conditioning, refrigeration, and plumbing systems. The Company believes that competition is based on a number of factors including service levels, pricing, breadth of product offering, product quality, delivery, and value. Some of the Company’s competitors may have significantly greater financial resources than the Company.

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

ENGINEERED COMPONENTS

The Engineered Components segment produces cast metal products for sale to global original equipment manufacturers and tier-one suppliers in the automotive industry. The Company’s manufacturing processes involve the melting of raw materials for casting into metal products having the configuration, flexibility, strength, weight, and finish required for the customers’ end use. Products manufactured by this segment include aluminum castings for suspension, air conditioning, brake systems, and cast aluminum wheels for use on automobiles and light trucks. Delivery is mostly by common carrier from Amcast locations directly to customers.

The Engineered Components segment is not solely dependent on a single customer; however, substantially all of the Engineered Components business is directly or indirectly dependent on the automobile manufacturing industry. Only one customer, the General Motors Corporation (GM), accounted for greater than 10% of the Company’s sales. Sales to various divisions of GM were $146.2 million, $142.4 million, and $117.9 million for 2003, 2002, and 2001, respectively.

Competition in the automotive components industry is global with numerous competitors. There are approximately 25 competitors in the aluminum automotive component business serving the North American market. Principal competitors include Alcoa; Hayes Lemmerz International, Inc.; Intermet Corporation; Stahl Specialty Company, a subsidiary of the Budd Co.; and Citation Corporation, some of which have significantly greater financial resources than the Company. The basis of competition is generally design and engineering capability, manufacturing and process capability, price, product quality, and delivery.

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

The Company operates on a “blanket” order basis and generally supplies all of the customers’ annual requirements for a particular part. Customers issue production releases and shipping schedules each month against their blanket orders depending on their current needs. As a result, order backlog varies from month to month and is not considered firm beyond a 30-day period.

See Properties at Item 2 of this report for information on the Company’s facilities that operate in this segment.

GENERAL INFORMATION

Domestic export sales were $70.2 million, $38.6 million, and $20.1 million in 2003, 2002, and 2001, respectively.

Aluminum, copper, and brass, which are essential raw materials to the business, are commodity-based metals purchased from local sources of supply. Supplier selection is based upon quality, delivery, reliability, price, and terms. Availability of these materials is judged to be adequate. The Company does not anticipate any material shortage that will alter production schedules during the coming year.

Aluminum and copper are basic commodities traded in international markets. Changes in aluminum, copper, and brass costs are generally passed through to the customer. Changes in the cost of aluminum are currently passed through to the customer based on various formulas as is the custom in the automotive industry sector the Company serves. Copper and brass cost increases and decreases are generally passed through to the customer in the form of price changes as permitted by prevailing market conditions. The Company is unable to project whether these costs will increase or decrease in the future. The Company’s ability to pass through any increased costs to the customer in the future will be determined by, among other factors, market conditions at that time.

The Company owns a number of patents and patent applications relating to the design of its products. While the Company considers that in the aggregate these patents are important to its operations, it believes that the successful manufacture and sale of its products generally depend more on the Company’s technological know-how and manufacturing skills.

Net capital expenditures related to compliance with federal, state, and local environmental protection regulations for fiscal 2004 and 2005 are not expected to be material. Based on current information, management does not anticipate that operating costs related to environmental protection will have a materially adverse effect on future earnings or the Company’s competitive position in the industry.

The Company employed approximately 2,315, 2,633, and 2,550 associates at August 31, 2003, 2002, and 2001, respectively. As of August 31, 2003, 2002, and 2001, the percentage of the Company’s workforce covered under some form of a collective bargaining unit agreement was approximately 25%, 26%, and 22%, respectively.

In general, sales and production in the automotive industry are cyclical and vary based on the timing of consumer purchases of vehicles and overall economic strength. Production schedules can vary significantly from quarter to quarter to meet customer demands.

WEBSITE ACCESS TO REPORTS

The Company’s internet website is www.amcast.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company’s website (under News/Stock Information) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this Report, in the Company’s press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements may, for example, state projections, forecasts, or estimates about Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Due to circumstances beyond the Company’s control, actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement include, among others: general economic conditions less favorable than expected; fluctuating demand in the automotive and construction industries; less favorable than expected growth in sales and profit margins in the Company’s product lines; increased competitive pressures in the Company’s Engineered Components and Flow Control Products segments; effectiveness of production improvement plans; cost of raw materials; disposal of certain non-strategic assets; labor relations at the Company and its customers; the impact of homeland security measures; and the ability of the Company to satisfy obligations under, and to comply with the provisions of, its loan documents. This list of factors is not meant to be a complete list of items that may affect the accuracy of forward-looking statements, and as such all forward-looking statements should be analyzed with the understanding of their inherent uncertainty.

ITEM 2—PROPERTIES

The following table provides certain information relating to the Company’s principal facilities.

FACILITY	SQUARE FOOTAGE	USE

Flow Control Products
Elkhart, Indiana	222,000	Copper fittings manufacturing plant, warehouse, storage, sales, and general offices

Fayetteville, Arkansas	108,000	Copper fittings manufacturing plant

Burlington, Ontario – Canada	8,000	Distribution warehouse and branch sales office

Anniston, Alabama	425,000	Brass foundry, machining, warehouse, and distribution

Geneva, Indiana	106,000	Custom fabricated copper and aluminum tubular products manufacturing plant

Engineered Components
Cedarburg, Wisconsin	149,000	High-volume aluminum alloy permanent-mold plant

Richmond, Indiana	97,000	High-volume aluminum alloy permanent-mold plant

Wapakoneta, Ohio	206,000	Cast and assembled aluminum suspension components plant

Franklin, Indiana	183,000	High-volume aluminum high-pressure squeeze casting plant

Fremont, Indiana	145,000	Cast, machined, and painted aluminum automotive wheel plant

Gas City, Indiana	196,000	Cast, machined, and painted aluminum automotive wheel plant

Detroit, Michigan	34,000	Automotive prototype processing and parts storage for the Fremont, Richmond, and Wapakoneta plants

Southfield, Michigan	11,000	Automotive sales, product development, and engineering offices

Corporate
Dayton, Ohio	11,000	Executive and general offices

The land and building in Burlington, Ontario, are leased under a five-year lease expiring in 2006. The land in Richmond and the land in Gas City, Indiana, are leased under 99-year leases, expiring in 2091. The Corporate offices are being leased for two years expiring in 2005, with an option for a five-year renewal. The Amcast Automotive offices in Southfield, Michigan, are being leased for five years expiring in the year 2004, with an option for a five-year renewal. The Amcast component and wheel plant storage building in Detroit, Michigan is leased until 2004, with an option for a three-year renewal. The Company owns all other properties.

The Company’s operating facilities are in good condition and are suitable for the Company’s purposes. Utilization of capacity is dependent upon customer demand. During 2003, total company-wide productive capacity utilization ranged from 69% to 84% and averaged 79% of the Company’s total capacity.

ITEM 3 – LEGAL PROCEEDINGS

Certain legal matters are described at “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF REGISTRANT

Byron O. Pond, age 67, has been Chairman of the Board since April, 2002. From April 2002 to July 2003, Mr. Pond was Chairman of the Board and Chief Executive Officer. From February 2001 to April 2002, Mr. Pond was President and Chief Executive Officer of the Company. From 1996 to 1998, Mr. Pond served as Chairman and CEO of Arvin Industries, Inc. (a leading manufacturer of automotive emission and ride control systems) and from 1993 to 1996 as President and CEO of Arvin. He became Arvin’s President and Chief Operating Officer in 1991.

Joseph R. Grewe, age 55, has been President and Chief Executive Officer since July 2003. From April 2002 to July 2003, Mr. Grewe was Chief Operating Officer and a director of the Company. Mr. Grewe was Group President, Film & Fabrics from 2001 to 2002 and Divisional Vice President, Fluid Systems from 1999 to 2001, of Saint-Gobain (a diversified, multi-national group of manufacturing companies headquartered in France, active in glass, high-performance materials and construction products). From 1998 to 1999 Mr. Grewe was Executive Vice President, Commercial Business and from 1996 to 1998 Vice President, Operations of Furon Company (a designer, developer, and manufacturer of engineered polymer products).

Dale A. Dieckbernd, age 52, has been Vice President of Manufacturing of Flow Control since April, 2002. From 1997 to 2002, Mr. Dieckbernd was Vice President of Manufacturing for Amcast’s Elkhart Products operation.

Francis J. Drew, age 58, has been Vice President-Finance and Chief Financial Officer of the Company since April 2001. From 1998 to 2001, Mr. Drew was involved in middle market mergers and acquisitions as Vice President of The Charter Group in Grand Rapids, Michigan. Prior to that, he served as Vice President and CFO for Benteler Automotive Corporation’s operations in the United States.

Dean Meridew, age 49, has been Vice President and General Manager of the North American Wheel Division since September 1999. From September 1997 to September 1999, he was Vice President, Amcast Europe. From June 1992 to September 1997, he was Division Manager for the Company’s North American wheel operations. Prior to that, Mr. Meridew was Operations Manager and Engineering Manager within the Company’s North American wheel operations since January 1985.

Ronald A. Page, age 58, has been Vice President and General Manager, Automotive Components, since June 2002. Mr. Page was Plant Manager of Amcast’s Wapakoneta, Ohio facility from 2000 to 2001. From 1998 to 2000, he was President of Pacific Baja Light Metals, Inc. located in Temecula, California. From 1994 to 1998, he was General Manager of Hayes Lemmerz. From 1990 to 1994, he was Executive Vice President of Contouring Technologies, Inc.

Michael R. Higgins, age 57, has been Treasurer since January 1987.

Jeffrey A. McWilliams, age 40, has been Vice President, Administration and Secretary of the Company since August, 2003. Mr. McWilliams was Director of Taxation of the Company from November, 1996 to August, 2003. From 1991 to 1996, he was Corporate Tax Manager for American Premier Underwriters.

Mark D. Mishler, age 45, has been Corporate Controller since April, 1998. From April 1995 to April 1998, he was International Controller for Witco. From April 1991 to April 1995, he was a Division Controller for Siemens. Mr. Mishler is a Certified Public Accountant and is a Certified Management Accountant.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Amcast common stock is traded on the OTC Bulletin Board, ticker symbol AICO.OB. As of August 31, 2003, there were 9,241,143 of the Company’s common shares outstanding, and there were approximately 5,614 shareholders of Amcast’s common stock, including shareholders of record and the Company’s estimate of beneficial holders.

	Range of Stock Prices		Dividends Per Share
	High	Low
Fiscal 2003
First Quarter	$3.65	$1.60	$–
Second Quarter	2.09	1.30	–
Third Quarter	1.55	0.65	–
Fourth Quarter	2.40	0.80	–

Fiscal 2002
First Quarter	$8.42	$4.95	$–
Second Quarter	6.49	4.75	–
Third Quarter	6.15	3.80	–
Fourth Quarter	5.29	2.40	–

Certain information concerning the payment of dividends is located at “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

See Item 12 for the equity compensation plan information.

ITEM 6 – SELECTED DATA

($ in thousands except per share amounts)

Financial Data	2003	2002	2001	2000	1999

Net sales	$423,920	$416,817	$377,917	$433,137	$408,429
Operating income (loss) from continuing operations	13,271	7,111	(21,468)	17,699	37,091
Income (loss) from continuing operations	(698)	(4,411)	(25,975)	2,994	16,433
Income (loss) from discontinued operations	(62,447)	(16,674)	(11,156)	370	2,884
Cumulative effect of accounting change	(46,536)	–	–	983	–
Net income (loss)	(109,681)	(21,085)	(37,131)	4,347	19,317
Total assets of continuing operations	230,324	266,548	272,609	270,934	292,777
Working capital related to continuing operations (a)	15,132	16,662	12,041	40,496	56,255
Working capital related to continuing operations (Excluding current portion of long-term debt)	17,588	27,724	31,772	40,618	57,515
Long-term debt of continuing operations	175,184	177,248	168,534	143,710	168,367
Total debt of continuing operations	177,640	188,310	188,265	143,832	169,627

Per Common Share Data
Basic earnings (loss) per share
Continuing operations	$(0.08)	$(0.51)	$(3.06)	$0.34	$1.80
Discontinued operations	(6.98)	(1.94)	(1.32)	0.04	0.32
Before cumulative effect of accounting change	(7.06)	(2.45)	(4.38)	0.38	2.12
Cumulative effect of accounting change	(5.20)	–	–	0.11	–
Net earnings (loss)	(12.26)	(2.45)	(4.38)	0.49	2.12
Weighted average number of common shares outstanding – basic (in thousands)	8,948	8,604	8,482	8,788	9,144

Diluted earnings (loss) per share
Continuing operations	$(0.08)	$(0.51)	$(3.06)	$0.34	$1.79
Discontinued operations	(6.98)	(1.94)	(1.32)	0.04	0.31
Before cumulative effect of accounting change	(7.06)	(2.45)	(4.38)	0.38	2.10
Cumulative effect of accounting change	(5.20)	–	–	0.11	–
Net earnings (loss)	(12.26)	(2.45)	(4.38)	0.49	2.10
Weighted average number of common shares outstanding – diluted (in thousands)	8,948	8,604	8,482	8,792	9,162

Other Data
Dividends declared	$–	$–	$0.28	$0.56	$0.56
Number of associates related to continuing operations	2,315	2,633	2,550	2,932	3,435

(a)	Working capital is defined as current assets less current liabilities.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ in thousands except per share amounts)

Cautionary Statements Under the Private Securities Reform Act of 1995

Certain statements in this Report, in the Company’s press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements may, for example, state projections, forecasts, or estimates about Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Due to circumstances beyond the Company’s control, actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking  statement include, among others: general economic conditions less favorable than expected; fluctuating demand in the automotive and construction industries; less favorable than expected growth in sales and profit margins in the Company’s product lines; increased competitive pressures in the Company’s Engineered Components and Flow Control Products segments; effectiveness of production improvement plans; cost of raw materials; disposal of certain non-strategic assets; labor relations at the Company and its customers; the impact of homeland security measures; and the ability of the Company to satisfy obligations under, and to comply with the provisions of, its loan documents. This list of factors is not meant to be a complete list of items that may affect the accuracy of forward-looking statements, and as such all forward-looking statements should be analyzed with the understanding of their inherent uncertainty.

The following discussion and analysis provides information which management believes is relevant to an understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

Business Segments

Operating segments, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, are organized internally primarily by the type of products produced and markets served. The Company has aggregated similar operating segments into two reportable segments: Flow Control Products and Engineered Components. The Flow Control Products segment is a supplier of copper and brass plumbing fittings for the industrial, commercial, and residential construction markets, and cast and fabricated metal products for sale to original equipment manufacturers in the transportation, construction, air conditioning, and refrigeration industries. The Engineered Components segment is a supplier of aluminum wheels and aluminum components, primarily for automotive original equipment manufacturers.

Acquisitions and Divestitures

As described more fully in the notes to the consolidated financial statements, in March 2003 the Company sold Speedline S.r.l. (Speedline), its Italian manufacturing operation, which produced aluminum wheels for passenger cars and trucks, as well as aluminum and magnesium racing wheels. The Company determined that Speedline’s unfavorable cost structure would not allow it to maintain market position and generate adequate returns in a changing market environment that included heightened competition. The Company decided that it would be in the shareholders’ best interest to exit this business and focus its efforts and resources on its North American manufacturing operations. Unless otherwise indicated, all comparisons of results of operations in this Management’s Discussion and Analysis exclude the results of Speedline and relate solely to the Company’s continuing operations.

Effective June 5, 2001, the Company purchased the remaining 40% share in Casting Technologies Company (CTC), from Izumi Industries, LTD, bringing the Company’s total ownership to 100%. The financial results of CTC are included as part of the Engineered Components segment in the consolidated financial statements since the purchase of the remaining 40% share.

As part of its obligations under its Restructuring Agreements, the Company must, among other options, explore the possibility of selling off part or all of its assets to a qualified buyer, as that term is defined in the Restructuring Agreements (see “Liquidity and Capital Resources”).

Unusual Items in Fiscal 2001

In October 2000, the Company announced that it had hired financial advisors to assist the Company in exploring strategic alternatives for maximizing shareholder value. This process included evaluating the possible sale of the business, various business combinations, and several break-up scenarios. During the first half of 2001, the Company incurred legal and other professional fees for a strategic alternative review. After careful consideration, in early February 2001, the Company’s Board of Directors reached a decision that, even in the currently weakened market environment, a stronger pursuit of the Company’s fundamental strategy would, over the long term, better serve the shareholders. At the same time, the Company’s Board of Directors made several senior management changes that would provide the leadership needed to move the Company forward which resulted in additional expense for severance and related costs.

Due to operating losses incurred during the second fiscal quarter, on March 4, 2001, the Company was not in compliance with certain non-monetary covenants under its then-existing credit agreement (the Revolver Agreement). This resulted in a cross violation in the Company’s Senior Note Agreement (the Senior Notes). The Company incurred significant costs related to obtaining covenant waivers. Debt covenants are discussed further under “Liquidity and Capital Resources”.

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

These unusual items, recorded in 2001, totaled $25,478 ($16,051 net of tax) for its North American operations. In addition, the Company’s share of CTC’s unusual charges prior to June 5, 2001, which are included in Other Income and Expense, was $1,267 ($803 net of tax). There were no significant additional charges of this nature in 2003 or 2002.

Transition From The New York Stock Exchange (NYSE) To The OTC Bulletin Board

The NYSE suspended trading of the Company’s stock at the opening of trading on April 1, 2003 because the Company no longer met the equity and market capitalization standards that requires a listed company to have an average market capitalization and net worth of not less than $50 million. The Company determined that it would not be able to achieve the NYSE listing requirements within the NYSE’s prescribed timeframe, and, on April 1, 2003, the Company transferred from the NYSE to the OTC Bulletin Board. The Company’s new stock symbol is AICO.OB.

Results of Operations

Net Sales

	2003	2002	2001

Net sales	$423,920	$416,817	$377,917

Percentage change from prior year	1.7%	10.3%	(12.8)%

Components of percentage change from prior year
Volume	0.2%	5.6%	(11.1)%
Price	(0.5)%	(3.2)%	(2.8)%
Product mix	2.1%	2.6%	(0.6)%
Acquisitions and divestitures	0.0%	4.2%	1.9%
Other	(0.1)%	1.1%	(0.2)%

Total sales growth (decrease)	1.7%	10.3%	(12.8)%

In 2003, consolidated net sales increased $7,103 to $423,920. This increase was driven by an improved product mix and increased volume, partly offset by price. Increased global wheel and global aluminum component volume attributable to growth in new and existing products was mostly offset by lower Flow Control Products volume due to competitive market pressures. A favorable product mix was due to global wheel and Flow Control Products sales. Unfavorable pricing continued in the Flow Control Products segment due to competitive market conditions. In segments, Engineered Components sales increased by 6.2% due primarily to greater volume and secondarily to product mix, and Flow Control Products sales decreased by 7.6% primarily due to lower volume and secondarily to unfavorable pricing.

In 2002, consolidated net sales increased $38,900 to $416,817. The volume increase in 2002 was driven by global wheel and global aluminum component sales. The increase in wheel and component volume was partly offset by a decline in Flow Control Products volume. A favorable product mix, primarily reflected in global wheel sales, helped to offset lower prices from the pass-through price of lower aluminum costs to customers and the unfavorable pricing that continued in the Flow Control Products segment due to competitive market pricing. Consolidating CTC for all of 2002 also increased sales. In segments, Engineered Components sales increased by 23.8% due to higher and more profitable sales, and Flow Control Products sales decreased by 9.9%. If CTC were consolidated in the first nine months of 2001, consolidated net sales would have increased by 3.1% in 2002.

Gross Profit

	2003	2002	2001

Gross profit	$50,591	$46,221	$33,593

Percent of sales	11.9%	11.1%	8.9%

Gross profit in 2003 increased $4,370 to $50,591, or 11.9% of sales compared with $46,221 or 11.1% of sales in 2002. This higher profitability came from the Engineered Component segment which benefited from higher sales and lower costs due to the Amcast Production System (APS) and a company-wide cost reduction program. APS, a more efficient manufacturing approach being implemented at the Company’s manufacturing facilities, helped to increase gross profit by improving productivity and reducing manufacturing costs. APS should continue to be a positive factor on gross profit as more of the Company’s workforce becomes certified. In the Flow Control Products segment, reduced sales volume and lower pricing in a highly competitive market were the primary reasons for a gross profit decline. The Flow Control gross profit decline was partly offset by lower costs due to the APS and cost reduction programs. In 2003, the Company also had liquidations of LIFO inventory layers due to lower inventory balances that increased gross profit by $1,461. As a result of certain policy changes in 2002, the Company reduced its employee vacation liability by $1,601, of which $1,175 improved cost of goods sold and $426 improved selling, general, and administrative expenses (SG&A).

The following table provides a reconciliation for 2002 gross profit and SG&A excluding the 2002 one-time impact of reducing the Company’s vacation liability and terminating postretirement life insurance:

	Fiscal Year 2002

	Gross Profit	SG&A Expense

As reported	$46,221	$(39,110)
Adjusted for impact of:
Adjustment to employee vacation expense	(1,175)	(426)
Elimination of retiree life insurance	–	(919)

Pro forma amounts	$45,046	$(40,455)

Percent of Sales	10.8%	9.7%

For 2002, the $12,628 increase in gross profit was attributable to the Engineered Component segment of business. This segment experienced a higher gross profit due to new aluminum components and wheel products and improved manufacturing efficiencies, partly offset by $7 million in new product launch costs at the Richmond, Indiana facility. Wheel manufacturing benefited from higher sales volume and an improved price and product mix. In the Flow Control Products segment, lower pricing decreased gross profit. Excluding the unusual items recorded in 2001, gross profit increased by $7,854.

Selling, General, and Administrative Expenses

	2003	2002	2001

Selling, general, and administrative expenses	$37,320	$39,110	$55,061

Percent of sales	8.8%	9.4%	14.6%

Selling, general, and administrative expenses decreased $1,790 in 2003 compared with 2002. In 2002, the Company discontinued offering postretirement life insurance for all retirees, except for certain bargaining unit employees, which lowered the postretirement obligation by $919. Excluding this amount and a reduction to the employee vacation liability of $426 discussed previously in the “Gross Profit” section, SG&A in 2002 would have been $40,455 or 9.7% of sales. The decrease in SG&A was a direct result of the Company’s continued focus on cost reduction. Also in 2002, the Flow Control Products segment incurred high information technology costs related to installing a new ERP system, and these expenses were not incurred in 2003.

Selling, general, and administrative expenses decreased $15,951 in 2002 compared with 2001. The decrease in SG&A is primarily due to expenses recorded of $19,410 in 2001 for the unusual items discussed under “Unusual Items” of the MD&A. Excluding unusual items, SG&A as a percentage of sales was 9.4% for 2001. SG&A in 2002 included CTC operating expenses for a full year; whereas in 2001, CTC operating expenses were only included for the fourth quarter.

Equity Earnings (Losses) of Joint Ventures

Prior to Amcast acquiring the remaining 40% ownership of CTC at the beginning of the fourth quarter of 2001, CTC was a joint venture with a Izumi Industries, LTD, and financial results were recorded using the equity method of accounting. The Company’s pretax share of losses from CTC while a joint venture, were $3,122 in 2001 and is included in other (income)/expense in the income statement.

Interest Expense

Interest expense was $15,142 in 2003, $17,130 in 2002, and $16,159 in 2001. Interest expense declined in 2003 due to lower interest rates and reduced debt balances. Interest expense is further discussed under “Liquidity and Capital Resources.”

Effective Tax Rates

The effective tax rate from continuing operations for 2003, 2002, and 2001 was 40.8%, 53.1%, and 35.0%, respectively. The different tax rates are primarily due to the impact of state taxes and the relatively small level of pretax losses which amplify the percentage impact of a small dollar change in taxes. As of August 31, 2003, the Company has a valuation allowance against deferred tax assets of $47,448. Of the total allowances, $30,606 relates to the sale of Speedline, $7,155 relates to the net operating loss carryforwards associated with the Izumi, Inc. stock, and $9,687 relates to recording of the Company’s minimum pension liability. As for the $30,606 valuation allowance related to the sale of Speedline, the Company believes it may be able to recognize, at some point in future fiscal years, a substantial portion of the tax benefit currently limited by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”.

Cumulative Effect of Accounting Change in Fiscal 2003

In 2003, the Company was required to adopt SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but will be reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value will be adjusted through a charge to earnings. Upon adoption of SFAS No. 142 in the first quarter of fiscal 2003, the Company completed its impairment review and determined that all of its goodwill, relating primarily to Speedline, was impaired. This impairment is reflected in the Company’s declining stock price and the weak financial performance of the reporting units related to the impaired goodwill. As such, the Company recorded a non-cash charge of $46,536, net of tax of $464, to reduce the carrying value of its goodwill to zero. This charge is recorded as a cumulative effect of an accounting change in the accompanying consolidated financial statements. See “Goodwill” in the Notes to Consolidated Financial Statements.

Business Segments

Flow Control Products    Net sales of the Flow Control Products segment were $125,912 in 2003, compared with $136,262 in 2002 and $151,216 in 2001. In 2003, the Flow Control Products segment continued to operate in an environment with strong competitive market pricing. This environment caused a sales decline in both volume and price, which reduced sales by 8.1% and 2.1%, respectively. This decline was partly offset by a favorable product mix. Operating income for the Flow Control Products Segment was $4,918 in 2003, compared with $5,700 in 2002 and $5,471 in 2001. This decrease in operating income was due to lower price and lower sales volume partly offset by improved manufacturing productivity due to APS and cost reduction programs. Residential construction has faired slightly better than anticipated, however the more profitable commercial and industrial markets remain weak.

In 2002, the Flow Control Products segment encountered strong competitive market pricing that produced a sales decline in both volume and price, which was offset slightly by a favorable product mix. Excluding unusual items in 2001, operating income decreased by $5,998 in 2002. This decrease in operating income was primarily due to the competitive pricing in the marketplace and higher information technology costs of $3 million from a new ERP system.

Engineered Components    Net sales of the Engineered Components segment were $298,008 in 2003, compared with $280,555 in 2002 and $226,701 in 2001. Higher sales volume in both aluminum component and wheel products increased sales by 4.3% in 2003. Sales were also higher due to a more favorable price and product mix.

Engineered Components had operating income of $17,438 in 2003, compared with operating income of $6,777 in 2002 and an operating loss of $9,239 in 2001. The increase in operating income for 2003 is primarily due to higher sales volume, an improved product mix, productivity gains from APS and cost reduction programs, and abnormally high start up costs at the Company’s Richmond plant in 2002 which were not incurred in 2003.

In 2002, sales increased due to higher sales volume in both aluminum component and wheel products. Sales also increased due to a more favorable price and product mix and consolidating CTC for the full year. These positive factors more than offset the slight sales decline caused by a decrease in the price of aluminum which was “passed-through”, by contract, to many customers. The increase in operating income was primarily the result of the unusual items recorded in 2001, improved operating efficiencies and higher sales volume, which offset the slight decline in price and product mix, mostly caused by the reduction in aluminum prices.

Corporate expenses in 2003 increased compared with 2002 primarily due to the one-time benefit from ending post retirement life insurance recorded in 2002 and reduced pension income in 2003.

Liquidity and Capital Resources

The Company’s cash balance at August 31, 2003 was $5,697. An additional $7,078 of restricted cash existed for payment of principal and interest on the Company’s debt that is required under its debt agreements. Under the Company’s cash management system, issued checks that have not cleared the bank resulting in net overdraft bank balances for accounting purposes in the amounts of $5,271 in 2003 and $2,058 in 2002 are included in accounts payable.

Cash provided by operations in 2003 was $7,565, compared with $23,754 in 2002 and $3,888 in 2001. Operating cash flow from the income statement increased in 2003, however this increase was more than offset by unfavorable balance sheet changes:

	Year Ended August 31,
	2003	2002

Income statement impact	$24,429	$20,327

Balance sheet impact	(16,864)	3,427

Net cash provided by operations	$7,565	$23,754

The two main reasons for the balance sheet net cash usage in 2003 were the increase in restricted cash, mentioned above, and a decline in accounts payable caused by lower inventory levels and by accelerated vendors payment terms. With the new debt agreement signed at the end of fiscal 2003, the Company anticipates vendor payment terms returning to normal which, in turn, should return accounts payable to more normal levels. The debt extension is also discussed in the Notes to Consolidated Financial Statements and later in this section.

The balance sheet cash usage from restricted cash and accounts payable were partly offset by cash generated from lower inventory due to the Amcast Production System and from lower accounts receivable due to a focus on collecting past due accounts. The inventory and receivables reduction occurred during a period of increased sales. Reported income after adding back non-cash transactions of depreciation, amortization, the cumulative effect of the accounting change, and the loss on discontinued operations, show an increase in cash flow from the income statement.

Investing activities used net cash of $7,807 in 2003, compared with $14,233 in 2002 and $20,879 in 2001. Investing activities are primarily for capital expenditures, which totaled $9,369 in 2003 compared with $15,117 in 2002 and $21,596 in 2001. Capital expenditures decreased in 2003 from prior levels, as the Company conserved cash by limiting expansion spending. Capital expenditures in 2003 were primarily for equipment to expand plant capacity for volume growth and new product orders. At August 31, 2003, the Company had $1,197 of commitments for capital expenditures to be made in 2004, primarily for the Engineered Components segment.

Financing activities used cash of $10,056 in 2003 compared with cash used of $3,509 in 2002 and cash provided of $28,293 in 2001. In 2003, the Company made debt payments of $3,895 for the bank debt and senior notes and $3,605 for the LIFO credit facility. CTC made debt payments of $3,000 on its term loan and had net borrowing activity on its revolver loan of $300. The Company also had net borrowing activity for its financed insurance coverage of $144. The Company did not declare dividends in 2003 and currently has no plans of declaring dividends in the immediate future.

In August of 2003, the Company successfully negotiated a restructuring of its credit facilities with its lender group and senior note holders (the Restructuring Agreements). This restructuring included the LIFO credit agreement (the LIFO Agreement). As restructured, the bank credit facilities, the senior notes, and the LIFO credit agreement have been continued to September 14, 2006. Outstanding debt balances as of August 31, 2003 were, $113,619 for the bank credit facilities, which includes $100,826 for revolving credit notes and $12,793 for lines of credit, $45,664 for the senior notes, and $11,395 for the LIFO credit agreement. The Company cannot borrow additional funds from its bank group, senior note holders, lines of credit, or LIFO credit agreement. These lenders have security interests in the assets of the Company and its subsidiaries.

The Restructuring Agreements initially arose from the Company becoming out of compliance with the debt-to-earnings and interest coverage ratios on March 4, 2001 under the then-existing Revolver Agreements. This event resulted from operating losses during the second fiscal quarter of 2001 and also caused a cross violation of the Company’s Senior Note Agreement (the Senior Notes).

Interest rates for outstanding borrowings are prime plus 2% for revolver borrowings, lines of credit, and the LIFO Agreement, and 9.09% plus 1% payment in kind for the senior notes.

The Company is required to make debt payments of $1,000 by February 28, 2004, and $300 by May 31, 2004. These payments will be applied first to the LIFO credit facility, and second to the bank facilities and the senior notes on a pro rata basis. In addition, the Company was required to reduce its LIFO debt by $1,000 upon the release of the restricted cash for the CTC debt. These payments are the only debt principal payments required by the Restructuring Agreements and the LIFO Agreement prior to maturity; however, the Company is required to pay debt fees of 75 basis points times the aggregate amount of outstanding borrowings under the Restructuring and LIFO Agreements on September 1, 2003, and 50 basis points times the aggregate amount of any outstanding borrowings on December 31, 2004 and December 31, 2005.

The Restructuring Agreements contain certain financial covenants regarding a fixed charge coverage ratio; quarterly earnings before interest, taxes, depreciation and amortization (EBITDA); and capital expenditures. At the end of any subsequent quarter, if the Company is not in compliance with any of the debt covenants, any outstanding balances become payable on demand by the Company’s lenders. Based on the Company’s forecasted ability to comply with the debt covenants, it continues to classify this debt as long term.

The Restructuring Agreements provide that financial covenants may be adjusted based on a final company plan approved by the lender group.

The Restructuring Agreements contain a covenant that requires the Company to use its good faith best efforts to refinance all of the Restructuring and LIFO Agreement debt on or before September 1, 2004, or sell substantially all of its assets before September 1, 2004. The Agreements contain eight milestones that specify that certain events be met by certain dates. The first event requires the retention of an investment advisor by August 31, 2003. This event has been satisfied. In the opinion of the Company, four of the seven remaining milestones are reasonably in the control of the Company. The other three are not. In the event of a missed event, a $200 fee must be paid for each missed occurrence.

In September 2003, CTC signed a credit agreement (the CTC Agreement) with the Provident Bank. This agreement provides for a three-year revolving line of credit of up to $5,000 and a five-year term loan of $3,000.

At August 31, 2003, $3,400 was outstanding on the revolver and $2,856 was outstanding on the term loan, both with interest rates at prime plus 0.5% or LIBOR plus 2.75%. The revolver loan matures in September 2006 and the term loan matures in September 2008. As of August 31, 2003, $1,600 was available for borrowings under the revolving credit facility. Any default under the debt covenants established for the Restructuring Agreement and the LIFO Credit Agreement will result in a cross violation for the CTC Agreement.

The ratio of long-term debt as a percent of capital increased to 130.9% at August 31, 2003 from 67.3% at August 31, 2002. Book value per common share at August 31, 2003 was $(4.54), down from $10.52 at August 31, 2002. One million preferred shares and approximately 5.4 million common shares are authorized and available for future issuance. On December 17, 1998, the Company announced a plan to repurchase up to 750,000 of its outstanding common shares. As of August 31, 2003, 350,000 shares have been repurchased under this plan at an average cost of $15.53 per share. As of August 31, 2003, the Company had 9,241,143 common shares outstanding. Management believes the Company has adequate financial resources to meet its future obligations.

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

Pension Benefits and Costs – The Company has pension benefits and expenses that are developed from actuarial valuations. These valuations are based on assumptions including, among other things, interest rate fluctuations, discount rates, expected returns on plan assets, retirement ages, and years of service. Future changes affecting the assumptions will change the related pension benefit or expense.

Deferred Taxes – Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Significant factors considered by the Company in estimating the probability of the realization of deferred taxes include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which the Company operates.

At August 31, 2003, the Company had valuation allowances against some of its deferred tax assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized as tax savings in the future. Establishing valuation allowances and their subsequent adjustment requires a significant amount of judgment because realizing deferred tax assets, particularly those assets related to net operating loss carryforwards, is generally contingent on generating taxable income, reversing deferred tax liabilities in the future, and the availability of qualified tax planning strategies.

Debt Covenants – For a substantial portion of its debt, the Company has certain financial covenants that it must maintain as part of its debt agreements. See “Liquidity and Capital Resources”. If the requirements of the covenants are not achieved, this debt becomes immediately payable, which would significantly impact the Company’s ability to maintain its current operations.

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changing commodity prices and interest rates as part of its normal operations, as well as general risks and uncertainties which are inherent in any competitive industry.

Commodity Prices

The Company is exposed to market risk from price changes in commodity metals, which are raw materials used in its normal operations. When market conditions warrant, forward fixed-price commodity metal supply contracts may be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At August 31, 2003, the Company had no forward fixed-price metal supply contracts.

Interest Rate Risk

The Company has both fixed and variable rate debt. At August 31, 2003 and 2002, the Company had $131,270 and $140,985 of debt obligations outstanding with variable interest rates with a weighted-average effective interest rate of 5.9% and 6.7%, respectively. A hypothetical 10% change in the effective interest rate for these borrowings, using the outstanding debt levels at August 31, 2003, and 2002, would change interest expense by approximately $778 and $949 respectively. The decrease in interest rate exposure is primarily due to lower effective interest rates.

Inflation

Inflation did not have a material impact on the Company’s results of operations or financial condition for 2003 or 2002.

Contingencies

See “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

Impact of Recently Issued Accounting Standards

See “Impact of Recently Issued Accounting Standards” in Notes to the Consolidated Financial Statements.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Amcast Industrial Corporation’s Responsibility for Consolidated Financial Statements

We are responsible for the preparation of the accompanying consolidated financial statements of Amcast Industrial Corporation (Amcast or the Company), as well as their integrity and objectivity. These financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include our best estimates and judgments.

We are also responsible for maintaining a comprehensive system of internal controls and establishing and maintaining disclosure controls and procedures. Our system of internal controls is designed to provide reasonable assurance that we can rely upon our accounting systems and the underlying books and records to prepare financial information presented in accordance with accounting principles generally accepted in the United States of America and that our associates follow established policies and procedures. Our disclosure controls and procedures are designed to timely alert our Chief Executive Officer and Chief Financial Officer to material information required to be included in our periodic Exchange Act filings. We continually review our system of internal controls and disclosure controls and procedures for effectiveness. We consider the recommendations of our internal auditors and independent auditors concerning internal controls and disclosure controls and procedures and take the necessary actions that are cost-effective in the circumstances.

The Audit Committee of our Board of Directors, comprised entirely of independent directors who are not Amcast associates, is responsible for assuring that we fulfilled our responsibilities in the preparation of the accompanying consolidated financial statements. The Audit Committee meets regularly with our internal auditors, the independent auditors and Amcast management to review their activities and ensure that each is properly discharging its responsibilities and assesses the effectiveness of our internal controls and disclosure controls and procedures. The Audit Committee is responsible for appointing the independent auditors and reviewing the scope of all audits and the accounting principles applied in our financial reporting. Ernst & Young LLP has been engaged as independent auditors to audit the accompanying consolidated financial statements and issue their report thereon, which appears on the following page.

To ensure complete independence, our internal auditors and Ernst & Young LLP have full and free access to meet with the Audit Committee, without Amcast management present, to discuss the results of their audits, the quality of our financial reporting and the adequacy of our internal controls and disclosure controls and procedures.

Joseph R. Grewe	Francis J. Drew	Mark D. Mishler
President and Chief Executive Officer	Vice President, Finance and Chief Financial Officer	Corporate Controller

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors

Amcast Industrial Corporation, Dayton, Ohio

We have audited the accompanying consolidated statements of financial condition of Amcast Industrial Corporation and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2003. Our audits also included the financial statement schedule listed in the Index at item 16 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amcast Industrial Corporation and subsidiaries at August 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in “Accounting Policies” in the Notes to Consolidated Financial Statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets.

Dayton, Ohio
October 14, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per share amounts)

	Year Ended August 31,
	2003	2002	2001

Net sales	$423,920	$416,817	$377,917
Cost of sales	373,329	370,596	344,324

Gross Profit	50,591	46,221	33,593

Selling, general and administrative expenses	37,320	39,110	55,061

Operating Income (Loss)	13,271	7,111	(21,468)

Other (income) expense	(691)	(617)	2,335
Interest expense	15,142	17,130	16,159

Loss before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	(1,180)	(9,402)	(39,962)
Income tax benefit	(482)	(4,991)	(13,987)

Loss From Continuing Operations	(698)	(4,411)	(25,975)
Discontinued operations, net of tax
Loss from discontinued operations, net of taxes of $793, $2,204, $1,552	(12,024)	(16,674)	(11,156)
Loss on sale of discontinued operations, net of taxes of $7,589	(50,423)	–	–

Loss before Cumulative Effect of Accounting Change	(63,145)	(21,085)	(37,131)

Cumulative effect of accounting change, net of tax of $464	(46,536)	–	–

Net Loss	$(109,681)	$(21,085)	$(37,131)

Basic and Diluted Earnings per Share
Continuing operations	$(0.08)	$(0.51)	$(3.06)
Discontinued operations	(6.98)	(1.94)	(1.32)
Before cumulative effect of accounting change	(7.06)	(2.45)	(4.38)

Cumulative effect of accounting change	(5.20)	–	–

Net Loss	$(12.26)	$(2.45)	$(4.38)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

($ in thousands)

	August 31,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$5,697	$18,868
Accounts receivable	39,979	43,028
Inventories	19,004	27,796
Other current assets	5,338	3,941

Total current assets of continuing operatins	70,018	93,633
Assets of discontinued operations	–	185,721

Total Current Assets	70,018	279,354

Property, Plant, and Equipment
Land	4,078	3,844
Buildings	52,551	51,993
Machinery and equipment	291,006	284,544
Construction in progress	8,773	10,037

	356,408	350,418
Less accumulated depreciation	217,011	195,655

Net Property, Plant, and Equipment	139,397	154,763
Restricted Cash	7,078	1,067
Goodwill	–	8,019
Deferred Income Taxes	4,204	–
Other Assets	9,627	9,066

Total Assets	$230,324	$452,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,456	$11,062
Accounts payable	31,419	43,227
Accrued expenses	21,011	22,682

Total current liabilities of continuing operations	54,886	76,971
Liabilities of discontinued operations	–	86,547

Total Current Liabilities	54,886	163,518

Long-Term Debt – less current portion	175,184	177,248
Deferred Income Taxes	–	1,863
Deferred Liabilities	42,189	18,295

Shareholders’ Equity (Deficit)
Preferred shares, without par value:
Authorized – 1,000,000 shares; Issued – None	–	–
Common shares, at stated value
Authorized – 15,000,000 shares
Issued – 9,623,634 and 9,227,600 shares, respectively	9,624	9,228
Capital in excess of stated value	72,822	72,756
Accumulated other comprehensive losses	(34,189)	(9,775)
Retained earnings (deficit)	(85,705)	25,530
Cost of 382,491 and 545,089 common shares in treasury, respectively	(4,487)	(6,394)

Total Shareholders’ Equity (Deficit)	(41,935)	91,345

Total Liabilities and Shareholders’ Equity (Deficit)	$230,324	$452,269

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except per share amounts)

	Common Shares	Capital in Excess of Stated Value	Accumulated Other Comprehensive Losses	Retained Earnings	Treasury Stock	Total

Balance at August 31, 2000	$9,228	$70,981	$(1,900)	$87,287	$(9,642)	$155,954

Net loss	–	–	–	(37,131)	–	(37,131)
Foreign currency translation	–	–	(4,003)	–	–	(4,003)
Minimum pension liability	–	–	–	–	–	–

Total comprehensive loss						(41,134)
Cash dividends declared, $.28 per share	–	–	–	(2,355)	–	(2,355)
Sale of treasury stock	–	–	–	(380)	1,880	1,500
Common and treasury stock
401(k) matching contributions	–	–	–	–	–	–
Directors and officers	–	–	–	(18)	127	109
Stock warrants	–	1,438	–	–	–	1,438

Balance at August 31, 2001	9,228	72,419	(5,903)	47,403	(7,635)	115,512

Net loss	–	–	—	(21,085)	–	(21,085)
Foreign currency translation	–	–	3,199	–	–	3,199
Minimum pension liability, net of tax benefit of $3,977	–	–	(7,071)	–	–	(7,071)

Total comprehensive loss						(24,957)
Cash dividends declared	–	–	–	–	–	–
Sale of treasury stock	–	–	–	–	–	–
Common and treasury stock
401(k) matching contributions	–	–	–	(693)	1,058	365
Directors and officers	–	–	–	(95)	183	88
Stock warrants	–	337	–	–	–	337

Balance at August 31, 2002	9,228	72,756	(9,775)	25,530	(6,394)	91,345

Net loss	–	–	–	(109,681)	–	(109,681)
Foreign currency translation	–	–	2,493	–	–	2,493
Minimum pension liability, net of tax benefit of zero ($0)	–	–	(26,907)	–	–	(26,907)

Total comprehensive loss						(134,095)
Cash dividends declared	–	–	–	–	–	–
Sale of treasury stock	–	–	–	–	–	–
Common and treasury stock
401(k) matching contributions	374	68	–	(806)	876	512
Directors and officers	22	(2)	–	(748)	1,031	303
Stock warrants	–	–	–	–	–	–

Balance at August 31, 2003	$9,624	$72,822	$(34,189)	$(85,705)	$(4,487)	$(41,935)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year Ended August 31
	2003	2002	2001

Operating Activities
Net income (loss)	$(109,681)	$(21,085)	$(37,131)
Loss from discontinued operations	12,024	16,674	11,156
Loss from sale of discontinued operations	50,423	–	–
Depreciation and amortization	24,281	23,946	23,030
Cumulative effect of accounting change	46,536	–	–
Issuance of common and treasury shares and stock warrants	815	790	1,547
Loss on asset dispositions	31	2	3,336
Changes in deferred liabilities	(4,035)	(231)	(8,850)
Changes in assets and liabilities, net of acquisitions Restricted cash	(6,011)	(1,067)	–
Accounts receivable	1,086	(7,358)	7,391
Inventories	8,792	4,596	19,545
Other current assets	(1,904)	5,369	(5,465)
Accounts payable	(11,808)	5,975	(13,738)
Accrued liabilities	(2,578)	456	3,459
Other	(406)	(4,313)	(392)

Net Cash Provided by Operations	7,565	23,754	3,888

Investing Activities
Additions to property, plant, and equipment	(9,369)	(15,117)	(21,596)
Acquisitions, net of cash acquired	–	–	(674)
Other	1,562	884	1,391

Net Cash Used by Investing Activities	(7,807)	(14,233)	(20,879)

Financing Activities
Additions to long-term debt	3,397	23,822	108,570
Reduction in long-term debt	(13,453)	(27,331)	(79,422)
Sale (purchase) of treasury stock	–	–	1,500
Dividends	–	–	(2,355)

Net Cash (Used) Provided by Financing Activities	(10,056)	(3,509)	28,293

Effect of exchange rate changes on cash	158	(19)	(342)
Cash flow related to discontinued operations	(3,031)	(140)	1,388

Net change in cash and cash equivalents	(13,171)	5,853	12,348
Cash and cash equivalents at beginning of year	18,868	13,015	667

Cash and Cash Equivalents at End of Year	$5,697	$18,868	$13,015

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except per share amounts)

NATURE OF OPERATIONS

Amcast Industrial Corporation is a leading manufacturer of technology-intensive metal products. Its two business segments are Flow Control Products, a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets, and Engineered Components, a leading supplier of aluminum wheels and aluminum components for automotive original equipment manufacturers in North America as well as a leading supplier of light-alloy wheels for automotive original equipment manufacturers.

ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Amcast Industrial Corporation and its subsidiaries (the Company or Amcast). Intercompany transactions, balances, and profits have been eliminated. In 2003, the Company completed the sale of its European operation, Speedline. As such, Speedline is considered a discontinued operation and its financial results are not included in the consolidated financial statements (see “Acquisitions and Divestitures”). Prior to June 5, 2001, the Company’s investment in Casting Technology Company (CTC), a joint venture, was included in the accompanying consolidated financial statements using the equity method of accounting and Amcast’s share of CTC’s income/(loss) was reported in other (income) loss (see “Acquisitions and Divestitures”).

Revenue is recognized at the time products are shipped to unaffiliated customers, legal title has passed and all significant contractual obligations of the Company have been satisfied.

Cash and cash equivalents include amounts on deposit with financial institutions and investments with original maturities of 90 days or less. Under the Company’s debt agreements, some cash was restricted to make future principal and interest payments. Restricted cash is included in other assets.

Accounts receivable are stated net of allowances for doubtful and disputed accounts of $1,308 and $2,404 at August 31, 2003 and 2002, respectively.

Inventories are valued at the lower of cost or market. The value of U.S. inventories is determined using the last-in, first-out method (LIFO). The value of foreign inventories, at the Company’s Canadian facility, is determined using the first-in, first-out method (FIFO). Supplies and maintenance related materials, which are not a component of finished goods, but are utilized during manufacturing, are categorized as raw materials.

Property, plant, and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. General repairs and maintenance are charged to expense as incurred. Major repairs and maintenance are accrued for in advance of the planned major maintenance activity. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows: buildings – 20 to 40 years; machinery and equipment – 3 to 20 years. Depreciation expense was $24,162, $23,655, and $22,271 in 2003, 2002, and 2001, respectively.

Tooling expenditures reimbursable by the customer are capitalized and classified as a current asset. Tooling expenditures not reimbursable by the customer are capitalized and classified with property, plant, and equipment then charged to expense, through depreciation, over the estimated useful life.

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. In 2002 and prior years, goodwill was amortized on the straight-line method over 40 years.

In 2003, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but will be reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value will be adjusted through a charge to earnings. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives and be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Upon adoption of SFAS No. 142 in the first quarter of fiscal 2003, the Company completed its impairment review and determined that all of its goodwill, relating primarily to Speedline, was impaired. This impairment is reflected in the Company’s declining stock price and the weak financial performance of the reporting units related to the impaired goodwill. As such, the Company recorded a non-cash charge of $46,536, net of tax of $464, to reduce the carrying value of its goodwill to zero. This charge is recorded as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

If the Company records any goodwill related to future transactions, it will follow the accounting rules of SFAS No. 141, “Business Combinations”, and will perform an impairment review annually at the beginning of the fourth fiscal quarter.

In prior years, goodwill and other long-lived assets were reviewed for impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which required a review for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. SFAS No. 121 required an estimation of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. SFAS No. 121 has since been superceded by SFAS No. 144.

The impact of the non-amortization provisions of Statement No. 142 is as follows:

	Year Ended August 31
	2003	2002	2001

Results of operations
Reported loss from continuing operations	$(698)	$(4,411)	$(25,975)
Goodwill amortization	–	224	224

Adjusted loss from continuing operations	$(698)	$(4,187)	$(25,751)

Reported loss from discontinued operations	$(62,447)	$(16,674)	$(11,156)
Goodwill amortization	–	1,111	1,111

Adjusted loss from discontinued operations	$(62,447)	$(15,563)	$(10,045)

Cumulative effect of accounting change	$(46,536)	$–	$–

Reported net loss	$(109,681)	$(21,085)	$(37,131)
Goodwill amortization	–	1,335	1,335

Adjusted net loss	$(109,681)	$(19,750)	$(35,796)

Basic and diluted loss per share:
Reported loss from continuing operations	$(0.08)	$(0.51)	$(3.06)
Goodwill amortization	–	0.03	0.03

Adjusted loss from continuing operations	$(0.08)	$(0.48)	$(3.03)

Reported loss from discontinued operations	$(6.98)	$(1.94)	$(1.32)
Goodwill amortization	–	0.13	0.13

Adjusted loss from discontinued operations	$(6.98)	$(1.81)	$(1.19)

Cumulative effect of accounting change	$(5.20)	$–	$–

Reported net loss	$(12.26)	$(2.45)	$(4.38)
Goodwill amortization	–	0.16	0.16

Adjusted net loss	$(12.26)	$(2.29)	$(4.22)

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Significant factors considered by the Company in estimating the probability of the realization of deferred taxes include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which the Company operates.

At August 31, 2003, the Company had valuation allowances against some of its deferred tax assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized as tax savings in the future. Establishing valuation allowances and their subsequent adjustment requires a significant amount of judgment because realizing deferred tax assets, particularly those assets related to net operating loss carryforwards, is generally contingent on generating taxable income, reversing deferred tax liabilities in the future, and the availability of qualified tax planning strategies.

Earnings per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share”. The calculation of basic earnings per share is based on the weighted-average number of common shares outstanding. The calculation of diluted earnings per share is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

Freight costs were classified as cost of goods sold during 2003 and 2002. For 2001, freight costs totaling $2,981 were classified as a deduction from sales.

Stock options, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”, are accounted for in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

New accounting standards issued include SFAS No. 141, “Business Combinations”; SFAS No. 142, “Goodwill and Other Intangible Assets”; SFAS No. 143, “Accounting for Asset Retirement Obligations”; SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”; SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”; and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

SFAS No. 141 discontinues the use of the pooling of interest method and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement also changes the criteria to recognize intangible assets separate from goodwill.

Under the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value is adjusted through a charge to earnings. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives and be reviewed for impairment in accordance with SFAS No. 144. See “Goodwill” in the “Accounting Policies” section of the Notes to Consolidated Financial Statements.

SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The effect of adopting this standard was not material to the Company’s 2003 results of operations or financial position.

SFAS No. 144, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, as well as certain provisions of APB Opinion No. 30, “Reporting the Results of

Operations – Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The main objective of SFAS No. 144 is to further clarify certain provisions of SFAS No. 121 relating to the impairment of long-lived assets. SFAS No. 144 also includes more stringent requirements for classifying assets available for disposal and expands the scope of activities that will require discontinued operations reporting. The Company utilized the guidelines of SFAS No. 144 in recording the sale of Speedline; however, the actual act of adopting SFAS No. 144 did not have a material impact the Company’s results of operations or financial position in 2003.

SFAS No. 146 establishes revised guidelines for the recognition of restructuring costs. Previously the Company accounted for its restructuring initiatives under the provisions of Emerging Issues Task Force Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. This standard is not expected to significantly change the types of costs reported as restructuring costs but has the potential to change the timing of their recognition. The adoption of SFAS No. 146 did not have a material impact the Company’s results of operations or financial position in 2003.

SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair-value based method of accounting (i.e., expensing) for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation in interim financial information. This statement did not have any impact on the Company’s consolidated financial statements, as the Company has only adopted the disclosure provisions of SFAS No. 123. The amendment to APB No. 28 became effective for the Company in the third quarter of fiscal 2003 and, as such, the additional disclosure requirements were reflected in the Company’s 2003 third quarter financial statements.

Had compensation cost been determined based upon the fair value of the options at the grant date consistent with the alternative fair value method set forth in SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated as follows:

	2003	2002	2001

Net loss as reported	$(109,681)	$(21,085)	$(37,131)

Effect on reported loss of accounting for stock options at fair value	(187)	(978)	(872)

Pro forma net loss	$(109,868)	$(22,063)	$(38,003)

Loss per common share

Basic and diluted

As reported	$(12.26)	$(2.45)	$(4.38)

Pro forma	$(12.28)	$(2.56)	$(4.48)

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

ACQUISITIONS AND DIVESTITURES

On March 17, 2003, the Company completed the sale of all the capital stock of its wholly-owned subsidiary, ASW International II, B.V., which owned all of the stock of Speedline S.r.l. (Speedline), to Crown Executive Aviation Limited, a private company organized under the laws of the United Kingdom. Principal products manufactured by Speedline include aluminum wheels for passenger cars and trucks, as well as aluminum and magnesium racing wheels, aftermarket wheels, modular wheels, and hubcaps. Speedline, the Company’s European operation, was reported as a discontinued operation beginning with the 2003 second quarter. After deducting costs related to the transaction, there were no net cash proceeds from the sale. The sale resulted in an after tax loss of $50,423. Cumulative foreign currency translation losses of $1,303 were included in the $50,423 after tax loss.

The Company recorded a net tax benefit of $7,589 related to the sale of Speedline. The Company was limited in the amount of tax benefit it currently could record according to SFAS No. 109, “Accounting for Income Taxes” and recorded a tax valuation allowance of $30,606 related to this transaction. The Company believes it may be able to recognize, at some point in future fiscal years, a substantial portion of the tax benefit currently limited by SFAS No. 109.

Speedline was previously included in the Engineered Components segment and is currently reported as discontinued operations in the consolidated financial statements. The consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Operating results for Speedline included in discontinued operations are presented in the following table.

	Year Ended August 31
	2003*	2002	2001

Net Sales	$80,786	$159,343	$151,456
Operating Loss	(10,821)	(13,245)	(8,922)
Other income (expense)	268	151	691
Interest expense	(678)	(1,376)	(1,373)

Loss Before Income Taxes	(11,231)	(14,470)	(9,604)
Income tax (expense) benefit	(793)	(2,204)	(1,552)

Loss From Discontinued Operations	$(12,024)	$(16,674)	$(11,156)

*	Activity is through March 17, 2003, the date of the sale of Speedline

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, requires that assets held for sale (discontinued operations) be measured at the lower of their carrying amount or fair value. Fair value is defined in SFAS No. 144 as the amount at which the asset (liability) could be bought or sold in a current transaction between willing parties less applicable sales expenses. Based on the guidelines of SFAS No. 144, the assets and liabilities of Speedline, as of the end of the second fiscal quarter of 2003, were written down to their estimated net fair value of $1,000. After deducting sale expenses and intercompany debt, the recovery value was less than zero.

The major classes of assets and liabilities of the discontinued Speedline operations in the Consolidated Balance Sheets as of March 2, 2003 (at estimated fair value) and August 31, 2002 (at book value) were as follows:

	March 2 2003	August 31 2002

Cash and cash equivalents	$1,727	$2,348
Accounts receivable	27,250	27,913
Inventories	20,350	24,188
Other current assets	–	893
Property, plant and equipment (net)	33,367	83,193
Other noncurrent assets	–	47,186

Total Assets	82,694	185,721

Current portion of long-term debt	10,560	8,996
Accounts payable	39,545	33,112
Accrued expenses	16,143	19,388
Long-term debt	1,220	1,399
Deferred liabilities	14,226	23,652

Total Liabilities	81,694	86,547

Net Assets	$1,000	$99,174

As of August 31, 2003, there were no assets and liabilities related to Speedline on the Company’s books, as the sale occurred on March 17, 2003.

Effective June 5, 2001, the Company purchased the remaining 40% share in Casting Technology Company (CTC), from Izumi Industries, LTD, bringing the Company’s total ownership to 100%. The purchase price was approximately $4,000 of which $2,000 was payable in equal annual installments over the next five years. As of August 31, 2003, $1,200 remains payable over the next three years. The acquisition was accounted for by the purchase method; accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. No goodwill was recognized from the transaction. The financial results of CTC have been included as part of the Engineered Components segment in the consolidated financial statements since the purchase of the remaining 40% share. Prior to June 5, 2001, the Company’s investment in CTC was accounted for by the equity method and Amcast’s share of CTC’s income/(loss) was included in other (income) expense.

INVENTORY

The major components of inventories as of August 31 are:

	2003	2002

Finished products	$10,833	$19,429
Work in process	3,611	4,462
Raw materials and supplies	8,336	9,142

	22,780	33,033
Less amount to reduce certain inventories to LIFO value	(3,776)	(5,237)

Inventories	$19,004	$27,796

Inventory at the Company’s Canadian facility is reported on the FIFO method and totaled $430 and $634 at August 31, 2003 and 2002, respectively. During 2003, inventory balances declined which resulted in liquidation of LIFO inventory layers carried at lower costs prevailing in prior years compared with the cost of current-year inventory additions. The effect of the inventory reduction decreased cost of sales by $1,461 and decreased the net loss by approximately $935, or $0.10 per share.

LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes the Company’s long-term borrowings at August 31:

	2003	2002

Lender Group and Senior Note Holder Debt:
LIFO Credit Agreement	$11,395	$15,000
Senior notes	45,664	46,763
Revolving credit notes	100,826	103,880
Lines of credit	12,793	13,149
CTC Credit Agreement:
CTC term loan	2,856	5,856
CTC revolving credit facility	3,400	3,100
Other debt	706	562

	177,640	188,310
Less current portion	2,456	11,062

Long-Term Debt	$175,184	$177,248

Lender Group and Senior Note Holder Debt

Due to losses incurred during the second quarter of fiscal 2001, the Company was not in compliance with debt-to-earnings and interest coverage covenants under its lender group and senior note holder debt. Since that time, the Company has successfully negotiated a series of debt restructurings with its lender group and senior note holders. Each of these debt restructurings established new financial covenants and new maturity dates for the debt. The most recent debt restructuring occurred in August 2003, between the Company and its lender group and senior note holders (the Restructuring Agreements). The Company also restructured the LIFO credit agreement (the LIFO Agreement).

As restructured, the revolving credit notes, the lines of credit, and the senior notes have been extended through September 14, 2006. The Company cannot borrow additional funds under the Restructuring Agreements. These lenders have security interests in the assets of the Company and the Company’s U.S. subsidiaries. Interest rates for outstanding borrowings are prime plus 2% for revolver borrowings and lines of credit, and 9.09% plus 1% for payment in kind for the senior notes.

In accordance with the debt restructuring terms, the Company has outstanding $11,395 on the LIFO Agreement. Amounts due under the LIFO Agreement are $1,000 in February 2004 and $300 in May 2004. Additionally the Company was required to apply $1,000 of restricted cash related to CTC to pay down its LIFO borrowings. The interest rate of the LIFO Agreement is prime plus 2%.

The Restructuring Agreements and the LIFO Agreement, as restructured, contain certain financial covenants regarding a fixed charge coverage ratio, quarterly earnings before interest, taxes, depreciation and amortization (EBITDA), capital expenditures, and debt repayments.

The Restructuring Agreements provide that financial covenants may be adjusted based on a final company plan approved by the lender group.

The Restructuring Agreements contain a covenant that requires the Company to use its good faith best efforts to refinance all of the Restructuring and LIFO Agreement debt on or before September 1, 2004, or sell substantially all of its assets before September 1, 2004. The Agreements contain eight milestones that specify that certain events be met by certain dates. The first event requires the retention of an investment advisor by August 31, 2003. This event has been satisfied. In the opinion of the Company, four of the seven remaining milestones are reasonably in the control of the Company. The other three are not. In the event of a missed event, a $200 fee must be paid for each missed occurrence.

In relation to past refinancing activity with the lender group and the senior note holders, the Company granted warrants in 2002 and in 2001 to purchase 255,220 shares and 455,220 shares, respectively, of the Company’s common stock at a purchase price of $3.05 per share and $8.80 per share, respectively. These warrants are currently exercisable and expire in June 2005.

CTC Credit Agreement

The CTC Agreement provides for borrowings under a revolving credit facility and a term loan. The revolving line of credit facility provides for up to $5,000 in borrowings ($1,600 was available as of August 31, 2003) and matures in September 2006. The term loan matures in September 2008 with current year debt payments as follows: $150 due December 2003, $150 due March 2004, and $150 due June 2004. Interest on the revolving credit facility and the term loan is based on CTC’s debt to EBITDA ratio, which ranges between prime plus 0.25% to prime plus 1.25%, or LIBOR plus 2.25% to LIBOR plus 3.25%.

Other Debt

Other debt is related to the Company’s annual insurance premium financing.

Debt Maturities

The carrying amounts of the Company’s debt instruments approximate fair value as defined under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. Fair value is estimated based on discounted cash flows, as well as other valuation techniques. Long-term debt maturities for each of the next five years are as follows:

2004	$2,456
2005	600
2006	600
2007	173,378
2008	600
Thereafter	6

Total	$177,640

Interest expense paid was $15,285, $16,795, and $15,993 in 2003, 2002, and 2001, respectively. Other financing costs classified in interest expense in 2003 were $1,308 related to receivables financing and $548 related to various bank fees. Other financing costs classified in interest expense in 2002 were $1,365 related to receivables financing, $336 for issuing warrants from the 2002 debt restructuring, and $905 related to various bank fees. In 2001, other financing costs classified in interest expense were $1,439 for issuing warrants from the 2001 debt restructuring and $281 of costs for various bank fees.

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

Rent expense was $5,112, $4,789, and $4,984, for the years ended August 31, 2003, 2002, and 2001, respectively.

The following is a schedule by year of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2003:

2004	$3,322
2005	2,694
2006	2,095
2007	509
2008	108
2009 and thereafter	–

Total Minimum Lease Payments	$8,728

PENSION PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

Pension Plans:    The Company has a noncontributory defined benefit pension plan covering certain employees. The plan covers salaried employees and provides pension benefits that are based on years of credited service, employee compensation during years preceding retirement, and the primary social security benefit. The plan also covers hourly employees and provides pension benefits of stated amounts for each year of credited service. The Company’s policy is to fund the annual amount required by the Employee Retirement Income Security Act of 1974. Plan assets consist of U.S. Treasury bonds and notes, U.S. governmental agency issues, corporate bonds, and common stocks. The plan held 510,526 common shares of the Company at August 31, 2003 (0.9% of plan assets) and August 31, 2002 (2.0% of plan assets).

The Company also has an unfunded nonqualified supplementary benefit plan through which the Company provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits. The plan covers certain current and former officers and key employees.

In addition, the Company participates in a multi-employer plan that provides defined benefits to certain bargaining unit employees. The Company’s contributions to the multi-employer plan totaled $287, $313, and $357, for 2003, 2002, and 2001, respectively.

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

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002

Change in Benefit Obligation
Benefit obligation at beginning of year	$104,353	$103,933	$515	$1,877
Service cost	1,385	1,532	–	9
Interest cost	7,415	7,483	36	132
Plan amendments	263	(15)	–	–
Actuarial (gain) loss	9,467	(506)	104	149
Plan curtailment	–	–	–	(1,421)
Benefits paid	(8,482)	(8,074)	(67)	(231)

Benefit obligation at end of year	$114,401	$104,353	$588	$515

Change in Plan Assets
Fair value of plan assets at beginning of year	$94,052	$115,006	–	–
Actual return on plan assets	(6,214)	(12,887)	–	–
Employer contribution	17	7	67	231
Benefits paid	(8,482)	(8,074)	(67)	(231)

Fair value of plan assets at end of year	$79,373	$94,052	$–	$–

Funded Status
Funded status	$(35,028)	$(10,301)	$(588)	$(516)
Unrecognized net actuarial (gains) loss	40,257	13,933	256	163
Unrecognized prior service cost	5,716	5,862	–	–

Net asset (liability)	$10,945	$9,494	$(332)	$(353)

Amounts Recognized in Statements of Financial Condition
Prepaid (accrued) benefit cost	$10,945	$9,494	$(332)	$(353)
Additional minimum liability	(44,192)	(17,466)	–	–
Intangible asset	6,236	6,418	–	–
Accumulated other comprehensive losses	37,956	11,048	–	–

Net amount recognized	$10,945	$9,494	$(332)	$(353)

The assumptions used in measuring the Company’s benefit obligation and net periodic benefit cost follow:

	2003		2002		2003	2002

Weighted-average assumptions
Discount rate	6.25%		7.40%		6.25%	7.40%
Expected return on plan assets	9.00%		9.00%		–	–
Rate of compensation increase	4.20	%(a)	4.70	%(b)	–	–
(a)	Based on a 3.0% salary increase plus 1.2% for promotions.
(b)	Based on a 3.5% salary increase plus 1.2% for promotions.

The components of net periodic benefit cost included in results of operations follow:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001

Net Periodic Benefit Cost
Service cost	$1,385	$1,532	$1,430	$–	$9	$21
Interest cost	7,415	7,483	7,629	36	132	221
Expected return on plan assets	(10,559)	(11,730)	(11,672)	–	–	–
Amortization of prior service cost	408	410	399	–	(349)	–
Recognized net actuarial (gain) loss	(83)	(295)	(577)	11	218	54
Amortization of transition asset	–	(279)	(558)	–	–	–
Settlement loss	–	–	–	–	448	–
Recognition of prior service costs	–	–	–	–	(1,336)	–

Net periodic benefit cost (benefit)	$(1,434)	$(2,879)	$(3,349)	$47	$(878)	$296

The Company also sponsors a 401(k) profit sharing plan for the benefit of substantially all domestic salaried employees. The Company had previously provided a 25% match on employee contributions up to 6% of eligible compensation and a supplemental savings match from 1% to 35% based on the Company achieving a minimum return on shareholders’ equity and subject to IRS limitations. Effective June 1, 2003 this Company matching 401(k) contribution was discontinued. The Company currently offers no match on employee contributions. Matching contributions made by the Company totaled $452, $598, and $596, for 2003, 2002, and 2001, respectively.

COMMITMENTS AND CONTINGENCIES

At August 31, 2003, the Company has committed to capital expenditures of $1,197 in 2004, primarily for the Engineered Components segment.

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

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company’s existing reserve to cover costs associated with unresolved environmental proceedings. At August 31, 2003, the Company’s accrued undiscounted reserve for such contingencies was $2,594.

Based upon the contracts and agreements with regards to two environmental matters, the Company believes it is entitled to indemnity for remediation costs at two sites and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded receivables of $1,265 related to anticipated recoveries from third parties.

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

MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company sells products to customers primarily in the United States, Canada, and Europe. The Company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management’s expectations. On August 31, 2003, gross trade receivables from the automotive industry were $26,283, $11,766 was due from the construction industry, and $1,377 was due from industrial related sales.

Sales to the Company’s largest customer, General Motors, were $146,188, $142,384 and $117,886 for the years ended August 31, 2003, 2002, and 2001, respectively. Trade receivables from General Motors on August 31, 2003, 2002, and 2001, were $6,453, $7,471, and $2,983, respectively, and were current. No other single customer accounted for a material portion of trade receivables.

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

INCOME TAXES

For financial reporting purposes, the components of income (loss) before income tax are all related to the United States.

The provisions for income taxes on continuing operations are as follows:

	2003	2002	2001

Currently payable
State and local	$(34)	$(869)	$(21)
Foreign	20	98	(239)
Federal	–	(2,975)	(3,068)

Current	(14)	(3,746)	(3,328)

Deferred
State and local	(596)	(910)	(264)
Foreign	–	–	–
Federal	128	(335)	(10,395)

Deferred	(468)	(1,245)	(10,659)

Income Tax Expense (Benefit)	$(482)	$(4,991)	$(13,987)

Reconciliation of income taxes on continuing operations computed by applying statutory federal income tax rate to the provisions (benefits) for income taxes follows:

	2003	2002	2001

Federal income tax at statutory rate	$(413)	$(3,291)	$(13,987)
Federal tax credits	–	(200)	(200)
State taxes	(630)	(1,568)	(285)
Goodwill amortization	–	66	66
Higher effective taxes of other countries	–	–	–
Other	561	2	419

Income Tax Expense (Benefit)	$(482)	$(4,991)	$(13,987)

Significant components of deferred tax assets and liabilities are as follows:

	2003	2002

Deferred tax assets related to
Accrued compensation and related items	$12,293	$3,820
Tax credit carryforwards	4,223	4,177
Net operating losses	54,546	16,698
Other	4,663	5,105

Deferred tax assets before valuation allowance	75,725	29,800
Valuation allowance	(47,448)	(7,155)

Deferred tax assets	28,277	22,645
Deferred tax liabilities related to
Depreciation	(17,679)	(19,324)
Other	(5,579)	(7,298)

Deferred tax liabilities	(23,258)	(26,622)

Net Deferred Tax Assets (Liabilities)	$5,019	$(3,977)

The Company has domestic net operating loss carryforwards totaling $135,404, of which $114,962 relate to current and prior year operations and $20,442 were recorded as part of the Izumi, Inc. stock acquisition. The domestic net operating loss carryforwards will expire in years 2009 through 2024. In addition, the Company has income tax credits of $1,288 expiring in 2022 and an alternative minimum tax credit of $2,935 that has an unlimited carryforward period. For financial reporting purposes, a valuation allowance of $47,448 has been recognized to offset deferred tax assets related to those carryforwards. Of the $47,448 valuation allowance, $30,606, relates to the sale of a foreign subsidiary, $7,155 relates to the net operating loss carryforwards associated with the Izumi, Inc. stock purchase and $9,687 relates to recording of the Company’s minimum pension liability.

The Company received net income tax refunds totaling $1,743, $9,031 and $1,028 in 2003, 2002 and 2001, respectively.

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

Information regarding the Company’s stock option plans for the years ended August 31, 2003, 2002, and 2001 follows:

	2003 Weighted- Average Exercise		2002 Weighted- Average Exercise		2001 Weighted- Average Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,295,804	$10.00	1,265,326	$13.51	647,792	$18.36
Granted	10,500	$1.76	372,000	$4.81	712,834	$9.18
Exercised	0	$0.00	0	$0.00	0	$0.00
Cancelled	(268,516)	$12.24	(341,522)	$17.34	(95,300)	$14.12

Outstanding at end of year	1,037,788	$9.34	1,295,804	$10.00	1,265,326	$13.51

Options exercisable at end of year	1,027,288	$9.42	929,304	$11.80	779,015	$16.26

Weighted-average fair value of options granted during the year using the Black-Scholes option pricing model	$0.73		$2.11		$3.33

Information regarding options outstanding at August 31, 2003 follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$1.76 - 3.53	139,000	4.0	$3.39	128,500	$3.53
$5.48 - $5.56	162,000	3.6	$5.49	162,000	$5.49
$8.49 - $9.60	518,700	3.1	$8.78	518,700	$8.78
$10.13 - $13.47	54,958	7.1	$11.59	54,958	$11.59
$15.53 - $19.09	102,575	4.7	$17.23	102,575	$17.23
$20.88 - $24.72	60,555	2.5	$22.67	60,555	$22.67

The Company applies the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized related to the Company’s stock option plans. Consistent with the provisions of SFAS No. 123, had compensation cost been determined based on the fair value at the grant date for awards in 2003, 2002, and 2001, the Company’s net loss and net loss per share would be increased for 2003, 2002, and 2001 as follows:

	2003	2002	2001

Net loss as reported	$(109,681)	$(21,085)	$(37,131)
Effect on reported loss of accounting for stock options at fair value	(187)	(978)	(872)

Pro forma net loss	$(109,868)	$(22,063)	$(38,003)

Loss per common share

Basic and diluted
As reported	$(12.26)	$(2.45)	$(4.38)
Pro forma	$(12.28)	$(2.56)	$(4.48)

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Expected volatility	48.2%	46.0%	45.0%
Dividend yield	0.00%	0.00%	2.83%
Expected life of option in years	4.2	4.6	5.0
Risk-free interest rates	3.1%	3.3%-4.9%	3.5%-5.8%

EARNINGS PER SHARE

The following table reflects the calculations for basic and diluted earnings per share for the three years ended August 31:

	2003	2002	2001

Loss from continuing operations	$(698)	$(4,411)	$(25,975)

Discontinued operations, net of tax

Loss from discontinued operations	(12,024)	(16,674)	(11,156)

Loss from sale of discontinued operations	(50,423)	–	–

Loss before cumulative effect of accounting change	(63,145)	(21,085)	(37,131)

Cumulative effect of acct change, net of tax	(46,536)	–	–

Net loss	$(109,681)	$(21,085)	$(37,131)

Basic and Diluted Loss per Share:
Basic and diluted shares	8,948	8,604	8,482

Loss from continuing operations	$(0.08)	$(0.51)	$(3.06)

Discontinued operations	(6.98)	(1.94)	(1.32)

Loss before cumulative effect of acct chng	(7.06)	(2.45)	(4.38)

Cumulative effect of accounting change	(5.20)	–	–

Net loss	$(12.26)	$(2.45)	$(4.38)

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

Segment information for continuing operations is as follows:

	Net Sales			Operating Income (Loss)
	2003	2002	2001	2003	2002	2001

Flow Control Products	$125,912	$136,262	$151,216	$4,918	$5,700	$5,471
Engineered Components	298,008	280,555	226,701	17,438	6,777	(9,239)
Corporate	–	–	–	(9,085)	(5,366)	(17,700)

	423,920	416,817	377,917	13,271	7,111	(21,468)
Other (income) expense	–	–	–	(691)	(617)	2,335
Interest expense	–	–	–	15,142	17,130	16,159

Total net sales and loss before taxes	$423,920	$416,817	$377,917	$(1,180)	$(9,402)	$(39,962)

	Capital Expenditures			Depreciation and Amortization
	2003	2002	2001	2003	2002	2001

Flow Control Products	$1,049	$4,352	$10,818	$7,224	$6,761	$6,249
Engineered Components	8,297	10,760	10,774	16,939	16,797	15,895
Corporate	23	5	4	118	388	886

	$9,369	$15,117	$21,596	$24,281	$23,946	$23,030

	Total Assets
	2003	2002	2001

Flow Control Products	$64,555	$75,795	$80,972
Engineered Components	134,318	149,717	155,981
Corporate	31,451	41,036	35,656

	$230,324	$266,548	$272,609

The Company’s manufacturing operations are conducted in the United States. Information about the Company’s net sales, based on the location of the customer, for the years ended August 31, 2003, 2002, and 2001 is shown below:

	2003	2002	2001

Net Sales
United States	$353,730	$378,193	$357,860
Other Europe	3,037	4,811	1,524
Germany	16,592	9,865	687
Other	50,561	23,948	17,846

Net Sales	$423,920	$416,817	$377,917

The Company’s sales by product category are as follows:

	2003	2002	2001

Aluminum wheels	$141,130	$129,630	$103,348
Brass and copper fittings	121,064	132,776	147,931
Aluminum automotive components	161,726	154,411	126,638

Net Sales	$423,920	$416,817	$377,917

QUARTERLY FINANCIAL DATA (UNAUDITED)

($ in thousands except per share data)

	Fiscal Quarter				For the Year

2003	1st	2nd	3rd	4th
Net sales	$112,222	$99,145	$111,829	$100,724	$423,920
Gross profit	11,129	11,002	13,602	14,858	50,591

Income (loss) from continuing operations	$(1,840)	$(1,337)	$692	$1,787	$(698)
Discontinued operations	(5,352)	(54,588)	(2,507)	–	(62,447)

Loss before cumulative effect of accounting change	(7,192)	(55,925)	(1,815)	1,787	(63,145)
Cumultive effect of accounting change	(46,536)	–	–	–	(46,536)

Net loss	$(53,728)	$(55,925)	$(1,815)	$1,787	$(109,681)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.21)	$(0.15)	$0.08	$0.19	$(0.08)
Discontinued operations	(0.61)	(6.17)	(0.28)	–	(6.98)

Before cumulative effect of accounting change	(0.82)	(6.32)	(0.20)	0.19	(7.06)
Cumulative effect of accounting change	(5.34)	–	–	–	(5.20)

Net loss	$(6.16)	$(6.32)	$(0.20)	$0.19	$(12.26)

Average number of shares outstanding Basic and diluted	8,717	8,852	9,016	9,211	8,948

	Fiscal Quarter				For the Year

2002	1st	2nd	3rd	4th
Net sales	$96,686	$97,030	$115,637	$107,464	$416,817
Gross profit	8,990	10,010	15,664	11,557	46,221

Income (loss) from continuing operations	$(3,629)	$(1,821)	$1,854	$(815)	$(4,411)
Discontinued operations	(1,894)	(3,061)	(3,424)	(8,295)	(16,674)

Loss before cumulative effect of accounting change	(5,523)	(4,882)	(1,570)	(9,110)	(21,085)
Cumultive effect of accounting change	–	–	–	–	–

Net loss	$(5,523)	$(4,882)	$(1,570)	$(9,110)	$(21,085)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.42)	$(0.21)	$0.22	$(0.09)	$(0.51)
Discontinued operations	(0.22)	(0.36)	(0.40)	(0.96)	(1.94)

Before cumulative effect of accounting change	(0.64)	(0.57)	(0.18)	(1.05)	(2.45)
Cumulative effect of accounting change	–	–	–	–	–

Net loss	$(0.64)	$(0.57)	$(0.18)	$(1.05)	$(2.45)

Average number of shares outstanding
Basic and diluted	8,577	8,587	8,601	8,653	8,604

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors and Executive Officers

The information required by this item relating to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 17, 2003. Certain information concerning executive officers of the Company appears under “Executive Officers of Registrant” in this Report.

Code of Ethics

The Company has a Code of Business Conduct (the Code) that applies to all employees, executive officers and directors of the Company that includes provisions covering conflicts of interest, ethical conduct, compliance with applicable government laws, rules and regulations, and accountability for adherence to the Code. A copy of the Code is posted on the Company’s website. The Company is in the process of amending the Code so that it will also serve as a code of ethics for the Company’s chief executive officer, principal financial officer, principal accounting officer, controller, or any person performing similar functions (the Senior Officers), within the meaning of Item 406 of Regulation S-K promulgated under the Securities Exchange Act. The Code as amended will be posted on the Company’s website. Any waiver of any provision of the Code granted to a Senior Officer may only be granted by the full Board of Directors or its Audit Committee. If a waiver is granted, information concerning the waiver will be posted on the Company’s website www.amcast.com for a period of 12 months.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that at least one person serving on its Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Mr. Graber, a member of the Audit Committee, is an audit committee financial expert and is independent as that term is used in Item7(d)(3)(iv) of Schedule 14A under the Exchange Act.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to “Executive Compensation” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 17, 2003.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to “Security Ownership of Directors, Nominees, and Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 17, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	430,788	$10.88	530,905

Equity compensation plans not approved by security holders	1,317,442	$7.60	88,600

Total	1,748,230	$8.41	619,505

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 17, 2003.

PART IV

ITEM 14 – CONTROLS AND PROCEDURES

Based on a recent evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to “Relationship with Independent Auditors” in the Company’s Proxy Statement for its annual meeting of shareholders scheduled to be held December 17, 2003.

ITEM 16 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

1.	Financial statements

The following financial statements are filed as part of this report. See index on page 2 of this report.

Report of Independent Auditors

Consolidated Statements of Operations for the years ended August 31, 2003, 2002, and 2001.

Consolidated Statements of Financial Condition at August 31, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2003, 2002, and 2001.

Consolidated Statements of Cash Flows for the years ended August 31, 2003, 2002, and 2001.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts for the years ended August 31, 2003, 2002, and 2001. All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.	Exhibits – See Index to Exhibits

4.	Reports on Form 8-K During the last quarter of fiscal 2003, the Company filed the following reports on Form 8-K.

A Current Report on Form 8-K with an event date of June 4, 2003 was filed by the Company on June 4, 2003 to report that the Company had engaged in exclusive discussions with Citation Corporation relating to the possible sale of Amcast’s Wapakoneta (Ohio), Richmond (Indiana), and Cedarburg (Wisconsin) plants, and its Southfield (Michigan) office facility.

A Current Report on Form 8-K with an event date of July 15, 2003 was filed by the Company on July 17, 2003 to report that Joseph R. Grewe, who had served since April 8, 2002 as the Company’s President and Chief Operating Officer, and as a member of the Board of Directors, had been elected to the position of President and Chief Executive Officer. Byron O. Pond, who had served as Chairman of the Board and Chief Executive Officer, remained as Chairman of the Board.

A Current Report on Form 8-K with an event date of August 29, 2003 was filed by the Company on September 3, 2003 to report that the Company had restructured its credit facilities with its bank lending group and senior note holders. The bank and senior note credit maturities had been extended until September 14, 2006. The press release also announced the termination of discussions with Citation Corporation relating to the possible sale of Amcast’s Wapkoneta, Ohio, Richmond, Indiana and Cedarburg, Wisconsin plants and its Southfield, Michigan office facility.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November 2003.

AMCAST INDUSTRIAL CORPORATION
(Registrant)

By
Joseph R. Grewe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

	President and Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2003
Joseph R. Grewe

	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 10, 2003
Francis J. Drew

	Corporate Controller (Principal Accounting Officer)	November 10, 2003
Mark D. Mishler

*Walter E. Blankley	Director	November 10, 2003
*Peter H. Forster	Director	November 10, 2003
*Don R. Graber	Director	November 10, 2003
*Leo W. Ladehoff	Director	November 10, 2003
*Bernard G. Rethore	Director	November 10, 2003
*William G. Roth	Director	November 10, 2003
*Byron O. Pond	Chairman and Director	November 10, 2003
*R. William Van Sant	Director	November 10, 2003

* The undersigned Joseph R. Grewe, by signing his name hereto, does sign and execute this annual report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this report.

By
Joseph R. Grewe
Attorney in Fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AMCAST INDUSTRIAL CORPORATION AND SUBSIDIARIES

($ In Thousands)

		Additions	Deductions
Description	Balance Beginning of Period	Charged to Costs and Expenses	Cash Payments Made	Balance at End of Period

Major Maintenance Accrual
Year Ended August 31, 2003	$653	$1,191	$(982)	$862
Year Ended August 31, 2002	333	2,100	(1,780)	653
Year Ended August 31, 2001	294	1,325	(1,286)	333

Inventory Obsolescence Accrual
Year Ended August 31, 2003	$1,619	$2,224	$(1,857)	$1,986
Year Ended August 31, 2002	1,370	544	(295)	1,619
Year Ended August 31, 2001	1,245	1,164	(1,039)	1,370

INDEX TO EXHIBITS

Exhibit Number	Description

ARTICLES OF INCORPORATION AND BY-LAWS

3.1	Articles of Incorporation of Amcast Industrial Corporation, incorporated by reference from Form S-8 (Registration Statement No. 333-99835) filed August 28, 2002.	I

3.2	Code of Regulations of Amcast Industrial Corporation, incorporated by reference from Form S-8 (Registration Statement No. 333-99835) filed August 28, 2002.	I

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	$200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10K filed September 3, 1997.	I

4.1.1	First Amendment Agreement dated October 7, 1997, to the $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10-K for the year ended August 31, 1998.	I

4.1.2	Second Amendment Agreement dated August 30, 1998, to the $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10-K for the year ended August 31, 1998.	I

4.1.3	Third Amendment Agreement dated November 5, 1999, to the $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10-Q for quarter ended November 28, 1999.	I

4.1.4	Fourth Amendment Agreement dated November 28, 1999, to the $200,000,000 Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10-Q for quarter ended November 28, 1999.	I

4.1.5	Fifth Amendment Agreement, dated May 28, 2000, to the $200,000,000 (amended to $150,000,000) Credit Agreement between Amcast Industrial Corporation and KeyBank National Association dated August 14, 1997, incorporated by reference from Form 10-Q for quarter ended May 28, 2000.	I

4.1.6	Sixth Amendment Agreement, dated June 5, 2001, to the $200,000,000 (amended to $150,000,000) Credit Agreement between Amcast Industrial Corporation, the banking institutions and KeyBank National Association, as agent, dated August 14, 1997, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.1.7	Seventh Amendment Agreement, dated July 23, 2001, to the $200,000,000 (amended to $150,000,000) Credit Agreement between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent, dated August 14, 1997 incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.1.8	Eighth Amendment Agreement, dated August 6, 2001, to the $200,000,000 (amended to $150,000,000) Credit Agreement between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent, dated August 14, 1997.	I

4.2	Last-In-First-Out Credit Agreement dated June 5, 2001, between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.2.1	First Amendment Agreement, dated July 23, 2001, to the Last-In-First-Out Credit Agreement between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent, dated June 5, 2001 incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.2.2	Second Amendment Agreement, dated August 6, 2001, to the Last-In-First-Out Credit Agreement between Amcast Industrial Corporation, the banking institutions, and KeyBank National Association, as agent, dated June 5, 2001, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.2.3	Third Amendment Agreement made as of April 15, 2002, to the Last-In-First-Out Credit Agreement dated June 5, 2001, between Amcast Industrial Corporation, the banking institutions named therein, and KeyBank National Association, as agent, incorporated by reference from Form 8-K filed June 6, 2002.	I

4.3	$50,000,000 Note Agreement between Amcast Industrial Corporation and Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company, dated November 1, 1995, incorporated by reference from Form 10-K for the year ended August 31, 1995, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.3.1	Amendment Agreement dated December 31, 1997, to $50,000,000 Note Agreement between Amcast Industrial Corporation and Principal Life Insurance Company, dated November 1, 1995, incorporated by reference from Form 10-K for the year ended August 31, 1998, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.3.2	Second Amendment dated as of June 1, 2001 to the $50,000,000 Note Agreements dated November 1, 1995 among Amcast Industrial Corporation, Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I

4.3.3	Third Amendment dated as of August 6, 2001 to the $50,000,000 Note Agreements dated November 1, 1995 among Amcast Industrial Corporation, Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I

4.4	Forbearance and Waiver Agreement, dated June 5, 2001, between Amcast Industrial Corporation, KeyBank National Association, LIFO agent, for itself as agent and on behalf of the LIFO Banks, Bank One, Indiana, National Association, for itself and as agent on behalf of the CTC Banks, and Bank One, Indiana, National Association, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.5	Subordination, Waiver and Consent Agreement, dated June 5, 2001, between Amcast Industrial Corporation, KeyBank National Association, LIFO agent, for the LIFO Banks (Senior Lenders) the Line of Credit Lenders, the Existing Credit Agreement Agent and the Existing Credit Agreement Banks, the Noteholders, and the Collateral Agent, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.7	Collateral Agency and Intercreditor Agreement, dated June 5, 2001, between KeyBank National Association, as agent for benefit of and on behalf of the Banks, the Line of Credit Lenders, the Noteholders, and KeyBank National Association, as Collateral Agent, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.9	Collateral Assignment and Security Agreement dated July 24, 2001, between Casting Technology Company and KeyBank, National Association, as agent for the Banks to the Amcast Industrial Corporation Credit Agreement, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.10	Waiver and Consent Agreement dated November 11, 2001 between Amcast Industrial Corporation and Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company, incorporated by reference from Form 10Q for the quarter ended December 2, 2001.	I

4.11	Pledge Agreement dated July 24, 2001, between Casting Technology Company and KeyBank, National Association, as agent for the Banks to the Amcast Industrial Corporation Credit Agreement, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.12	Security Agreement dated July 24, 2001, between Casting Technology Company and KeyBank, National Association, as agent for the Banks to the Amcast Industrial Corporation Credit Agreement, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.13	Guaranty of Payment of Debt dated July 24, 2001, between Casting Technology Company and KeyBank, National Association, as agent for the Banks to the Amcast Industrial Corporation Credit Agreement, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	I

4.14	$15,356,000 Credit Agreement dated September 15, 2003, between Casting Technology Company and The Provident Bank, incorporated by reference from Form 10-K filed for the year ended August 31, 2001.	F

4.16	General Security Agreement dated September 15, 2003, made by Casting Technology Company in favor of The Provident Bank.	F

4.16.1	Real Estate Mortgage Security Agreement and Fixture Filing dated September 15, 2003 by Casting Technology Company in favor of The Provident Bank.	F

4.17	Lease between ICX Corporation, lessor, and Amcast Industrial Corporation, lessee, dated July 13, 1999.	+

4.18	Lease between ICX Corporation, lessor, and Amcast Industrial Corporation, lessee, dated March 1, 2000.	+

4.19	Lease between ICX Corporation, lessor and Amcast Industrial Corporation, lessee, dated June 1, 2000.	+

4.20	Accommodation Agreement among Amcast Industrial Corporation, General Motors Corporation, Amcast’s bank lending group through KeyBank National Association, Principal Life Insurance Company and The Northwestern Mutual Life Insurance Company dated August 28, 2003, incorporated by reference from Form 8-K filed September 3, 2003.	I

4.21	Amended and Restated Restructuring Agreement among Amcast Industrial Corporation and its Restructuring Lenders and KeyBank National Association, as Agent, dated August 28, 2003 incorporated by reference from Form 8-K filed September 3, 2003.	I

4.22	Amended and Restated LIFO Restructuring Agreement among Amcast Industrial Corporation and the LIFO Banks and KeyBank National Association, as Agent, dated August 28, 2003 incorporated by reference from Form 8-K filed September 3, 2003.	I

MATERIAL CONTRACTS:

10.1	Amcast Industrial Corporation Annual Incentive Plan, effective September 1, 1982, incorporated by reference from Form 10-K for the year ended August 31, 1996.	I*

10.2	Deferred Compensation Agreement for Directors of Amcast Industrial Corporation, incorporated by reference from Form 10-K for the year ended August 31, 1996.	I*

10.3	Amended and Restated Executive Agreement between Amcast Industrial Corporation and Leo W. Ladehoff, dated July 10, 2000 and restated through July 10, 2000, incorporated by reference from Form 10-Q for the quarter ended May 28, 2000.	I*

10.4	Indemnification Agreement for Directors and Officers of Amcast Industrial Corporation, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I

10.5	Trust Agreement for the Amcast Industrial Corporation Nonqualified Supplementary Benefit Plan and Executive Agreement with Leo W. Ladehoff dated September 27, 2000, incorporated by reference from Form 10-K for the year ended August 31, 2000.	I

10.6	Amcast Industrial Corporation Change of Control Agreements, effective September 7, 2000, incorporated by reference from Form 10-K for the year ended August 31, 2000.	I*

10.7	Amcast Industrial Corporation Non-Qualified Supplementary Benefit Plan Effective as of June 1, 1999, as restated through March 23, 2001, incorporated by reference from Form 10-K for the quarter ended August 31, 2001.	I*

10.8	Amcast Industrial Corporation Amended and Restated 1999 Director Stock Incentive Plan, incorporated by reference from Form S-8 (Registration Statement No. 333-98873) filed August 28, 2002.	I*

10.9	Amcast Industrial Corporation Non-Employee Director Stock Compensation Plan, incorporated by reference from Form S-8 (Registration Statement No. 333-100415) filed October 8, 2002.	I*

10.10	Amcast Industrial Corporation Amended and Restated Long-Term Incentive Plan, effective May 26, 1999, incorporated by reference from Form 10-K for the year ended August 31, 1999.	I*

10.11	Amcast Industrial Corporation Amended and Restated 1999 Stock Incentive Plan, incorporated by reference from Form S-8 (Registration Statement No. 333-98835) filed August 28, 2002.	I*

10.12	Executive Employment Agreement between Amcast Industrial Corporation and Byron O. Pond, incorporated by reference from Form S-8 (Registration Statement No. 333-100415), filed October 8, 2002.	I*

10.13	Consulting Agreement between Amcast Industrial Corporation and Leo W. Ladehoff, effective February 15, 2001, incorporated by reference from Form 10-Q for the quarter ended March 4, 2001.	I*

10.13.1	Amendment to Consulting Agreement between Amcast Industrial Corporation and Leo W. Ladehoff, effective April 8, 2002, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I*

10.14	Non-Qualified Stock Option Agreement entered into as of February 16, 2001 by and between Amcast Industrial Corporation and Byron Pond granting inducement options, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I*

10.15	Amended Agreement made as of August 17, 2001 by and between Amcast Industrial Corporation and Byron O. Pond amending the Non-Qualified Stock Option Agreement entered into as of February 16, 2001, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I*

10.16	Amended Director Stock Option Agreement granting inducement options to Byron O. Pond pursuant to the Non-Qualified Stock Option Agreement entered into as of February 16, 2001, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I*

10.17	Executive Employment Agreement between Amcast Industrial Corporation and Joseph R. Grewe, effective April 8, 2002, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I*

10.18	Change of Control Agreement dated April 1, 2002 between Amcast Industrial Corporation and Joseph R. Grewe, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I*

10.19	Non-Qualified Stock Option Agreement and Grant of Non-Qualified Stock Option entered into as of April 1, 2002 and effective April 8, 2002, by and between Amcast Industrial Corporation and Joseph R. Grewe granting inducement options, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I*

10.20	Stock Option Agreement granting inducement options to Francis J. Drew dated April 6, 2001, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I*

10.21	Stock Option Agreement granting inducement options to Samuel T. Rees dated August 22, 2001, incorporated by reference from Form 10-Q for the quarter ended June 2, 2002.	I*

10.22	Access and Security Agreement between Amcast Industrial Corporation and General Motors Corporation dated August 28, 2003, incorporated by reference from Form 8-K filed September 3, 2003.	I

10.23	Retention Agreement between Amcast Industrial Corporation and Byron O. Pond, Joseph R. Grewe, and Francis J. Drew dated August 29, 2003, incorporated by reference from Form 8-K filed September 3, 2003.	I*

SUBSIDIARIES OF THE REGISTRANT

21.1	Amcast Industrial Corporation has 17 wholly-owned subsidiaries, with the exception of Lee Brass Company, which is 96% owned by an Amcast wholly owned subsidiary, which are included in the consolidated financial statements of the Company.	F

CONSENTS OF EXPERTS AND COUNSEL

23.1	Consent of Ernst & Young LLP dated November 7, 2003, with respect to the inclusion of their report dated October 14, 2003, into this Annual Report (Form 10-K).	F

POWER OF ATTORNEY

24.1	Powers of attorney of persons who are indicated as having executed this Annual Report Form 10-K on behalf of another.	F

RULE 13a-14(a) / 15-14(a) CERTIFICATION

31.1	Certification of Joseph R. Grewe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	F

31.2	Certification of Francis J. Drew, Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	F

SECTION 1350 CERTIFICATION

32.1	Certification of Joseph R. Grewe, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.	F

32.2	Certification of Francis J. Drew, Vice President, Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.	F

Key:

“F”	Indicates document filed herewith.
“I”	Indicates document incorporated from another filing.
“+”	Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total consolidated assets of the Company and that the Company will furnish a copy of the document to the Commission upon its request.
“*”	Indicates management contract or compensatory plan or arrangement.

NOTE:    Exhibits have been omitted from the reproduction of this Form 10-K. A copy of the exhibits can be obtained at a reasonable copying charge by writing to Investor Relations, Amcast Industrial Corporation, 7887 Washington Village Drive, Dayton, Ohio 45459