Form 10-Q
period 2003-11-30
AMCAST INDUSTRIAL CORP
filed 2004-01-09
CIK 27425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2003

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 1-9967

-------------------------------------------------------------------------------

                          AMCAST INDUSTRIAL CORPORATION

             (Exact name of registrant as specified in its charter)


            Ohio                                         31-0258080
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

7887 Washington Village Drive, Dayton, Ohio                           45459
 (Address of principal executive offices)                          (Zip Code)

                                  (937) 291-7000
              (Registrant's telephone number, including area code)

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

As of November 30, 2003, the number of Common Shares, no par value, outstanding was 9,281,091 shares.

-------------------------------------------------------------------------------
                            Website Access to Reports

Amcast Industrial Corporation's internet website is www.amcast.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 30, 2003

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                             PAGE

   Item 1  -  Financial Statements:

         Consolidated Condensed Statements of Financial Condition -            3
         November 30, 2003 and August 31, 2003

         Consolidated Condensed Statements of Operations -                     4
         for the Three Months Ended November 30, 2003
         and December 1, 2002

         Consolidated Condensed Statements of Retained Earnings -              4
         for the Three Months Ended November 30, 2003
         and December 1, 2002

         Consolidated Condensed Statements of Cash Flows -                     5
         for the Three Months Ended November 30, 2003
         and December 1, 2002

         Notes to Consolidated Condensed Financial Statements               6-15

   Item 2  -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          16-24

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk        25

   Item 4 - Controls and Procedures                                           25

PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders               26

   Item 6 - Exhibits and Reports on Form 8-K                                  26

SIGNATURES                                                                    27

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (Unaudited)
                                                        November 30   August 31
                                                            2003         2003
                                                        -----------  -----------
ASSETS

Current Assets
     Cash and cash equivalents                            $ 10,128      $ 5,697
     Accounts receivable                                    42,249       39,979
     Inventories                                            19,459       19,004
     Other current assets                                    5,490        5,338
                                                        -----------  -----------
Total Current Assets                                        77,326       70,018

Property, Plant, and Equipment                             357,250      356,408
     Less accumulated depreciation                        (222,888)    (217,011)
                                                        -----------  -----------
Net Property, Plant, and Equipment                         134,362      139,397

Restricted Cash                                              6,000        7,078
Deferred Taxes                                               4,204        4,204
Other Assets                                                 9,345        9,627

                                                        -----------  -----------
Total Assets                                              $231,237    $ 230,324
                                                        ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Current portion of long-term debt                     $ 7,020      $ 2,456
     Accounts payable                                       33,482       31,419
     Accrued expenses                                       20,984       21,011
                                                        -----------  -----------
Total Current Liabilities                                   61,486       54,886

Long-Term Debt (less current portion)                      168,541      175,184
Deferred Liabilities                                        41,959       42,189

Shareholders' Equity (Deficit)
     Preferred shares, without par value
        Authorized - 1,000,000 shares; Issued - None             -            -
     Common shares, at stated value
        Authorized - 15,000,000 shares
        Issued - 9,663,582 and 9,623,634 shares,
           respectively                                      9,664        9,624
     Capital in excess of stated value                      72,852       72,822
     Accumulated other comprehensive losses                (34,119)     (34,189)
     (Accumulated deficit) retained earnings               (84,659)     (85,705)
     Cost of 382,491 common shares in treasury              (4,487)      (4,487)
                                                        -----------  -----------
Total Shareholders' Equity (Deficit)                       (40,749)     (41,935)

                                                        -----------  -----------
Total Liabilities and Shareholders' Equity (Deficit)      $231,237    $ 230,324
                                                        ===========  ===========

See notes to consolidated condensed financial statements

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)


                                                      Three Months Ended
                                                   -----------------------
                                                   November 30   December 1
                                                      2003          2002
                                                   -----------   ----------
Consolidated Condensed Statements of Operations

Net Sales                                           $ 112,936    $ 112,222
Cost of sales                                          99,748      101,093
                                                   -----------   ----------
Gross Profit                                           13,188       11,129
Selling, general and, administrative expenses           8,227       10,169
                                                   -----------   ----------
Operating Income (Loss)                                 4,961          960
Other (income) expense                                     (3)         (32)
Interest expense                                        3,857        3,971
                                                   -----------   ----------
Income (Loss) before Income Taxes, Discontinued
  Operations, and Cumulative Effect of
  Accounting Change                                     1,107       (2,979)
Income tax expense (benefit)                               61       (1,139)
                                                   -----------   ----------
Income (Loss) from Continuing Operations                1,046       (1,840)
Loss from operations of discontinued operations,
  net of tax of $397                                        -       (5,352)
                                                   -----------   ----------
Income (Loss) before Cumulative Effect of
  Accounting Change                                     1,046       (7,192)
Cumulative effect of accounting change,
  net of tax of $464                                        -      (46,536)
                                                   -----------   ----------
Net Income (Loss)                                     $ 1,046    $ (53,728)
                                                   ===========   ==========

Consolidated Condensed Statements of
  Retained Earnings (Deficit)

Beginning Retained Earnings (Deficit)               $ (85,705)    $ 25,530
Net (loss) income                                       1,046      (53,728)
Treasury shares issued                                      -         (657)
                                                   -----------   ----------
Ending Retained Earnings (Deficit)                  $ (84,659)   $ (28,855)
                                                   ===========   ==========

Basic and Diluted Income (Loss) Per Share
  Continuing operations                                $ 0.11      $ (0.21)
  Discontinued operations                                   -        (0.61)
                                                   -----------   ----------
  Before cumulative effect of accounting change          0.11        (0.82)
  Cumulative effect of accounting change                    -        (5.34)
                                                   -----------   ----------
  Net Income (Loss)                                    $ 0.11      $ (6.16)
                                                   ===========   ==========

Dividends declared per share                              $ -          $ -
                                                   ===========   ==========

Dividends paid per share                                  $ -          $ -
                                                   ===========   ==========

See notes to consolidated condensed financial statements
                                       4

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                ---------------------------
                                                 November 30     December 1
                                                    2003           2002
                                                ------------   ------------
Operating Activities
     Net income (loss)                              $ 1,046      $ (53,728)
     Loss from discontinued operations                    -          5,352
     Depreciation and amortization                    5,974          6,290
     Cumulative effect of accounting change               -         46,536
     Deferred liabilities                             1,074         (1,581)
     Other                                              332            203
     Changes in assets and liabilities
        Restricted cash                               1,078         (6,000)
        Accounts receivable                          (2,270)         5,444
        Inventories                                    (455)         3,015
        Other current assets                           (152)           476
        Accounts payable                              2,063            731
        Accrued liabilities                             (27)          (815)

                                                ------------   ------------
Net Cash Provided by Operations                       8,663          5,923

Investing Activities
     Additions of property, plant, and equipment     (1,183)        (2,170)
     Other                                              253             47

                                                ------------   ------------
Net Cash Used by Investing Activities                  (930)        (2,123)

Financing Activities
     Additions to long-term debt                      2,544            400
     Reduction in long-term debt                     (4,623)        (4,291)
     Other                                           (1,300)             -

                                                ------------   ------------
Net Cash Used by Financing Activities                (3,379)        (3,891)

Effect of exchange rate changes on cash                  77            (11)
Cash flow related to discontinued operations              -         (1,634)
                                                ------------   ------------

Net change in cash and cash equivalents               4,431         (1,736)

Cash and cash equivalents at beginning of period      5,697         16,810

                                                ------------   ------------
Cash and Cash Equivalents at End of Period         $ 10,128       $ 15,074
                                                ============   ============

See notes to consolidated condensed financial statements

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



NATURE OF OPERATIONS

Amcast Industrial Corporation ("Amcast" or the "Company") is a leading manufacturer of technology-intensive metal products. The Company serves three major sectors of the economy: automotive, construction, and industrial. Its two business segments are Flow Control Products, a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets; and Engineered Components, a leading supplier of aluminum wheels and aluminum components for automotive original equipment manufacturers. Amcast's corporate offices are located in Dayton, Ohio. Manufacturing facilities are located in the United States of America, primarily in the Midwest.

BASIS OF PREPARATION

The accompanying consolidated condensed financial statements include the accounts of Amcast and its subsidiaries. Intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended August 31, 2003, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the information have been included. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. To prepare the accompanying interim consolidated condensed financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

CHANGE IN METHOD OF ACCOUNTING IN FISCAL 2003

In the first quarter of fiscal 2003, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but will be reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value will be adjusted through a charge to earnings. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their expected useful lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Upon adoption of SFAS No. 142 in the first quarter of fiscal 2003, the Company completed its impairment review and determined that all of its goodwill, relating primarily to Speedline, the Company's European operation ("Speedline"), was impaired. This impairment was reflected in the Company's declining stock price and the weak financial performance of the reporting units related to the impaired goodwill. As such, in the fiscal 2003 first quarter, the Company recorded a non-cash charge of $46,536, net of tax of $464, to reduce the carrying value of its goodwill to zero. This charge is recorded as a cumulative effect of an accounting change in the accompanying consolidated condensed financial statements.

DISCONTINUED OPERATIONS

On March 17, 2003, the Company completed the sale of all the capital stock of its wholly-owned subsidiary, ASW International II, B.V., which owned all of the stock of Speedline, to Crown Executive Aviation Limited, a private company organized under the laws of the United Kingdom. Principal products manufactured by Speedline, located in Italy, include aluminum wheels for passenger cars and trucks, as well as aluminum and magnesium racing wheels, aftermarket wheels, modular wheels, and hubcaps. Speedline is reported as a discontinued operation for fiscal 2003. After deducting costs related to the transaction, there were no net cash proceeds from the sale. The sale resulted in an after tax loss of
$50,423, of which $5,352 related to the fiscal 2003 first quarter, $44,470 related to the fiscal 2003 second quarter, and $601 related to the fiscal 2003 third quarter. Cumulative foreign currency translation losses of $1,303 were included in the $50,423 after tax loss.

Speedline was previously included in the Engineered Components segment of the Company. Operating results for Speedline included in discontinued operations are:

                                         Three Months Ended
                                          December 1, 2002
                                           --------------
Net Sales                                       $ 43,534

Operating Loss                                    (4,649)
Other income (expense)                                24
Interest expense                                    (330)
                                           --------------
Loss Before Income Taxes                          (4,955)
Income tax expense                                   397
                                           --------------
Loss From Discontinued Operations               $ (5,352)
                                           ==============

RESTRICTED CASH

As of November 30, and August 31, 2003, the Company had $6,000 of cash that was restricted, as required under the Company's debt agreements with its lender group and senior note holders, which excludes CTC. This cash reserve is segregated to ensure the payment of principal and interest on the Company's bank credit facilities, senior notes and LIFO credit agreement. As of August 31, 2003, an additional $1,078 of cash was restricted per CTC's loan agreement. During the first quarter of fiscal 2004, the Company refinanced its CTC loan agreement and a similar cash restriction was not required by the new lenders.

INVENTORY

Inventory is valued at the lower of cost or market. The value of U.S. inventory is determined using the last-in, first-out method (LIFO). The value of foreign inventory, at the Company's Canadian facility, is determined using the first-in, first-out, method (FIFO). Supplies and maintenance related materials, which are not a component of finished goods, but are utilized during manufacturing, are categorized as raw materials. The major components of inventory are:


                                           November 30            August 31
                                              2003                  2003
                                      ------------------    ------------------

Finished products                              $ 11,376              $ 10,833
Work in process                                   3,281                 3,611
Raw materials and supplies                        8,578                 8,336
                                      ------------------    ------------------
                                                 23,235                22,780
Less amount to reduce certain
      inventories to LIFO value                  (3,776)               (3,776)
                                      ------------------    ------------------

Total Inventory                                $ 19,459              $ 19,004
                                      ==================    ==================

PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

                                       November 30           August 31
                                           2003                2003
                                      ---------------     ---------------

Land and buildings                          $ 56,666            $ 56,629
Machinery and equipment                      290,972             291,006
Construction in progress                       9,612               8,773
                                      ---------------     ---------------
                                             357,250             356,408
Accumulated depreciation                    (222,888)           (217,011)

                                      ---------------     ---------------
Net property, plant, and equipment         $ 134,362           $ 139,397
                                      ===============     ===============


Depreciation expense was $5,969 and $6,277 for the three-month periods ended November 30, 2003, and December 1, 2002, respectively.


LONG-TERM DEBT

The following table summarizes the Company's long-term borrowings:

                                           November 30         August 31
                                              2003                2003
                                          -------------      -------------
Lender Group and Senior Note Holder Debt:
  LIFO credit facility                        $ 10,315           $ 11,395
  Senior Notes                                  45,664             45,664
  Revolving credit notes                       100,826            100,826
  Lines of credit                               12,793             12,793

CTC Debt:
  Term loan                                      3,000              2,856
  Revolving credit note                          2,843              3,400

Other debt                                         120                706
                                          -------------      -------------

Total Debt                                     175,561            177,640

Less current portion                             7,020              2,456
                                          -------------      -------------

Long-Term Debt                               $ 168,541          $ 175,184
                                          =============      =============

EARNINGS (LOSS) PER SHARE

The following  table reflects the  calculations  for basic and diluted  earnings
(loss) per share for the three-month periods ended November 30, 2003 and December 1, 2002, respectively:

                                                             Three Months Ended
                                                            --------------------
                                                          November 30 December 1
                                                               2003       2002
                                                            --------- ----------

Income (loss) from continuing operations                     $ 1,046   $ (1,840)

Loss from discontinued operations, net of tax                      -     (5,352)
                                                            --------- ----------

Income (loss) before cumulative effect of accounting change    1,046     (7,192)

Cumulative effect of accounting change, net of tax                 -    (46,536)
                                                            --------- ----------

Net income (loss)                                            $ 1,046   $(53,728)
                                                            ========= ==========

Basic Income (Loss) per Share:

Basic shares                                                   9,270      8,717
                                                            ========= ==========

Income (loss) from continuing operations                      $ 0.11    $ (0.21)
Discontinued operations                                            -      (0.61)
                                                            --------- ----------
Income (loss) before cumulative effect of accounting change     0.11      (0.82)
Cumulative effect of accounting change                             -      (5.34)
                                                            --------- ----------
Net income (loss)                                             $ 0.11    $ (6.16)
                                                            ========= ==========

Diluted Income (Loss) per Share:

Diluted shares                                                 9,271      8,717
                                                            ========= ==========

Income (loss) from continuing operations                      $ 0.11    $ (0.21)
Discontinued operations                                            -      (0.61)
                                                            --------- ----------
Income (loss) before cumulative effect of accounting change     0.11      (0.82)
Cumulative effect of accounting change                             -      (5.34)
                                                            --------- ----------
Net income (loss)                                             $ 0.11    $ (6.16)
                                                            ========= ==========

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) are:

                                                    Three Months Ended
                                            --------------------------------
                                              November 30       December 1
                                                 2003             2002
                                            ---------------  ---------------

Net income (loss)                                  $ 1,046        $ (53,728)

Foreign currency translation adjustments                77              (11)

Loss on derivatives                                     (7)               -
                                            ---------------  ---------------
Total comprehensive income (loss)                  $ 1,116        $ (53,739)
                                            ===============  ===============

The components of accumulated other comprehensive loss are:

                                              November 30       August 31
                                                 2003             2003
                                            ---------------  ---------------

Foreign currency translation adjustment             $ (134)          $ (211)

Minimum pension liability adjustment               (33,978)         (33,978)

Loss on derivatives                                     (7)               -

                                            ---------------  ---------------
Accumulated other comprehensive loss
  continuing operations                          $ (34,119)       $ (34,189)
                                            ===============  ===============

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

Had the Company determined compensation cost based upon the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, net income and EPS would have been adjusted to the pro forma amounts indicated as follows:

                                                        Three Months Ended
                                                   ----------------------------
                                                    November 30    December 1
                                                       2003           2002
                                                   -------------  -------------

Net income (loss) as reported                           $ 1,046      $ (53,728)

Effect on reported net income (loss) of accounting
  for stock options at fair value                             -            (46)

                                                   -------------  -------------

Pro forma net income (loss)                             $ 1,046      $ (53,774)
                                                   =============  =============

Income (loss) per common share

  Basic and diluted

    As reported                                          $ 0.11        $ (6.16)
                                                   =============  =============

    Pro forma                                            $ 0.11        $ (6.17)
                                                   =============  =============

To determine compensation cost based on the value of the options at the grant date using the Black-Scholes option-pricing model, the following assumptions were utilized:

                                           Options Granted During Fiscal Year
                                        ----------------------------------------
                                           2004         2003            2002
                                        ----------   -----------    ------------
Assumptions:
  Expected volatility                       (a)         48.2%           46.0%
  Risk-free interest rate                   (a)          3.1%        3.3% - 4.9%
  Dividend yield                            (a)          0.0%            0.0%
  Expected life of option                   (a)       4.2 years       4.6 years
  Weighted average fair value of grants
    issued for each year                    (a)         $0.73           $2.11

(a) No assumptions are given for 2004, as there were no options granted in the first quarter of fiscal 2004.

BUSINESS SEGMENTS

Operating segments are organized internally primarily by the type of products produced and markets served, and in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has aggregated similar operating segments into two reportable segments, Flow Control Products and Engineered Components. Descriptions of the products of these business segments are included in "Item 1- Business" in the Company's Form 10-K for the year ended August 31, 2003. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. Speedline is reported as a discontinued operation; therefore, Speedline's historical financial results are no longer included in the Engineering Components segment where it previously had been reported.

Operating information related to the Company's reportable segments is as follows:

                                  Net Sales             Operating Income (Loss)
                           --------------------------  -------------------------
                           For the Three Months Ended For the Three Months Ended
                           -------------------------- --------------------------
                             November 30  December 1     November 30  December 1
                                 2003        2002            2003       2002
                             -----------  -----------    -----------  ----------
Flow Control Products          $ 33,306    $ 30,301        $ 1,592       $ 606
Engineered Components            79,630      81,921          4,907       2,577
Corporate                             -           -         (1,538)     (2,223)
                             -----------  -----------    -----------  ----------
                                112,936     112,222          4,961         960
Other (income) expense                -           -             (3)        (32)
Interest expense                      -           -          3,857       3,971
                             -----------  -----------    -----------  ----------
Total net sales and income (loss)
  from continuing operations
  before taxes                $ 112,936   $ 112,222        $ 1,107    $ (2,979)
                             ===========  ===========    ===========  ==========

COMMITMENTS AND CONTINGENCIES

At November 30, 2003, the Company has committed to capital expenditures of $1,075, primarily for the Engineered Components segment.

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

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible  parties,  the  probable  costs  to be  paid  by  other  potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At November 30, 2003, the Company's accrued undiscounted reserve for such contingencies was $3,752.

Based upon the contracts and agreements with regards to an environmental matter, the Company believes it is entitled to indemnity for remediation costs at a particular site and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded a receivable of $765 related to anticipated recoveries from a third party.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recently issued accounting standards affecting the Company that were not disclosed in the Company's Annual Report on Form 10-K for the year ended August 31, 2003.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements may, for example, state projections, forecasts, or estimates about Company performance and industry trends. The achievement of the projections, forecasts, or estimates is subject to certain risks and uncertainties. Due to circumstances beyond the Company's control, actual results and events may differ materially from those projected, forecasted, or estimated. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statement include, among others: general economic conditions less favorable than expected; fluctuating demand in the automotive and construction industries; less favorable than expected growth in sales and profit margins in the Company's product lines; increased competitive pressures in the Company's Engineered Components and Flow Control Products segments; effectiveness of production improvement plans; cost of raw materials; disposal of certain non-strategic assets; labor relations at the Company and its customers; the impact of homeland security measures; and the ability of the Company to satisfy obligations under, and to comply with the provisions of, its loan documents. This list of factors is not meant to be a complete list of items that may affect the accuracy of forward-looking statements, and as such all forward-looking statements should be analyzed with the understanding of their inherent uncertainty.

The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes and with the Company's audited consolidated financial statements and notes for the year ended August 31, 2003, included in the Company's Annual Report on Form 10-K.

DISCONTINUED OPERATIONS

As discussed more fully in the notes to the audited consolidated financial statements for the year ended August 31, 2003, included in the Company's Annual Report on Form 10-K, the Company sold, in March 2003, Speedline, its Italian manufacturing operation, which produced aluminum wheels for passenger cars and trucks, as well as aluminum and magnesium racing wheels. The Company determined that Speedline's unfavorable cost structure would not allow it to maintain market position and generate adequate returns in a changing market environment that included heightened competition. The Company decided it would be in the shareholders' best interest to exit this business and focus its efforts and resources on its North American manufacturing operations. Unless otherwise indicated, all comparisons of results in this Management's Discussion and Analysis exclude the results of Speedline and relate solely to the Company's continuing operations.

RESULTS OF OPERATIONS

NET SALES

                                                 Three Months Ended
                                         -------------------------------------
                                             November 30        December 1
                                             2003                  2002
                                         ---------------      ----------------

Net Sales                                     $ 112,936             $ 112,222
                                         ===============      ================

Percentage increase from prior year               0.6 %                16.1 %
                                         ===============      ================

Components of percentage increase
  Volume                                         (2.6)%                15.6 %
  Price                                           0.5 %                (2.1)%
  Product Mix                                     2.7 %                 2.6 %
                                         ---------------      ----------------
                                                  0.6 %                16.1 %
                                         ===============      ================

In the fiscal 2004 first quarter, consolidated net sales increased by $714 compared with the first quarter of fiscal 2003. This increase was primarily due to product mix offset by a decline in sales volume. Sales volume increased in the Flow Control Products segment and for global wheel sales in the Engineered Component segment. These volume increases were more than offset by a volume decrease in aluminum components sales primarily due to lost business which was driven by market demand. Product mix improved in both business segments. Price improved slightly from the Company's ability to pass through to certain customers the increase in aluminum costs.

The lower percentage sales increase for the fiscal 2004 first quarter compared with the fiscal 2003 first quarter was due to sales volume. In the fiscal 2003 first quarter, the Company experienced higher sales volume from new product introductions, existing products, and conquest sales. In the fiscal 2004 first quarter, the Company surpassed these sales volumes in its Flow Control Products and in global wheel sales; however, as mentioned in the previous paragraph, the Company experienced a significant drop in sales volume from its aluminum component sales.

GROSS PROFIT

                                         Three Months Ended
                                  ----------------------------------
                                     November 30      December 1
                                       2003              2002
                                  ----------------  ----------------

Gross Profit                             $ 13,188          $ 11,129
                                  ================  ================

Percent of Sales                            11.7%              9.9%


For the fiscal 2004 first quarter, gross profit increased by $2,059, or 18.5%, compared with the fiscal 2003 first quarter. This gross profit increase is primarily due to operating improvements at the Company's Richmond, Indiana facility, which experienced significant new product launch costs in the fiscal 2003 first quarter. Similar expenses were not incurred in the fiscal 2004 first quarter, and the facility achieved major improvements in labor productivity, scrap costs, and spending.

The Company experienced a slight increase in gross profit in its Flow Control Products segment. The benefits of greater manufacturing efficiency and sales in Flow Control Products were partly offset by some launch costs on higher production levels at its Geneva, Indiana facility. The Company continues to see substantial benefits of improved productivity and reduced manufacturing costs from the Amcast Production System (APS), a more efficient manufacturing approach being implemented at the Company's manufacturing facilities.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A)

                                         Three Months Ended
                                  ----------------------------------
                                     November 30      December 1
                                       2003              2002
                                  ----------------  ----------------

SG&A                                      $ 8,227          $ 10,169
                                  ================  ================

Percent of Sales                             7.3%              9.1%


For the fiscal 2004 first quarter, SG&A expenses decreased by $1,942, or 19.1%, compared with the fiscal 2003 first quarter. More than half of this decrease was a direct result of the Company's continued commitment and focus on cost reduction. This SG&A decrease is also due to the net effect of $2,700 insurance settlements offset by $1,774 additional legal and environmental reserves that combined to lower SG&A by $926. Excluding these items, SG&A decreased by $1,016, or 10.0%, compared with the fiscal 2003 first quarter.

The Company's SG&A as a percentage of sales was 7.3% for the fiscal 2004 first quarter, compared with 9.1% for the fiscal 2003 first quarter. The Company realized this significant decrease in SG&A expenses during a period where sales increased by 0.6%.

OPERATING INCOME was $4,961 in the fiscal 2004 first quarter, compared with $960 in the fiscal 2003 first quarter, an increase of $4,001. Operating income as a percentage of sales was 4.4% for the fiscal 2004 first quarter as compared with 0.9% for the fiscal 2003 first quarter. An increase in sales and in gross profit, as well as a reduction in SG&A expenses produced the increased operating income.

INTEREST EXPENSE was $3,857 for the fiscal 2004 first quarter, compared with $3,971 for the fiscal 2003 first quarter. Interest expense decreased slightly due to a lower debt balance in the first quarter of fiscal 2004 compared with the prior year.

EFFECTIVE TAX RATE was 5.5% and 38.2% for the first quarter of fiscal 2004 and 2003, respectively. The lower effective tax rate for the fiscal 2004 first quarter resulted because the Company is currently recording no federal income tax expense related to its domestic operations due to existing tax loss carryforwards, per the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company is currently only recording income tax expense related to its Canadian operations and domestic state taxes.

BUSINESS SEGMENTS

FLOW CONTROL PRODUCTS

Net sales for the Flow Control Products segment increased by 9.9% to $33,306 for the fiscal 2004 first quarter, compared with $30,301 for the same period of fiscal 2003. Sales volume increased sales by 5.9%, a favorable product mix increased sales by 4.6%, and price decreased sales by 0.6%. Flow Control Products experienced higher sales volume on its wholesale business and a large increase in volume on a particular product line.

Operating income in the fiscal 2004 first quarter was $1,592, compared with $606 for the same period of fiscal 2003. Operating income was positively affected from the higher sales volume, manufacturing efficiencies from the APS, and cost reduction programs including a reduction in headcount. Partly offsetting these benefits were launch costs incurred in relation to higher volume on one product line at the Geneva, Indiana plant.

ENGINEERED COMPONENTS

Net sales for the Engineered Components segment decreased by 2.8% to $79,630 for the fiscal 2004 first quarter, compared with $81,921 for the same period of 2003. Sales volume decreased sales by 5.7%, while a favorable price and product mix combined to increase sales by 2.9%. The sales decrease was primarily due to lower sales volume in aluminum component sales. Wheel sales experienced a 1.9% increase in sales volume.

Operating income in the fiscal 2004 first quarter was $4,907, compared with $2,577 for the same period of fiscal 2003. The increase in operating income was primarily due to the Richmond, Indiana facility, which encountered significant launch costs in the fiscal 2003 first quarter. Similar expenses were not incurred in the fiscal 2004 first quarter. Operating income for wheels, which experienced higher sales, remained relatively flat due to a greater mix of lower margin products and customer price concessions. Manufacturing efficiencies from the APS and cost reduction programs helped the Engineered Component segment achieve higher operating income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance at November 30, 2003 was $10,128. An additional $6,000 of restricted cash existed for payment of principal and interest on the Company's debt that is required under its debt agreements. Under the Company's cash management system, issued checks that have not cleared the bank resulting in net overdraft bank balances for accounting purposes in the amounts of $4,003 at November 30, 2003, and $4,814 at December 1, 2002, are included in accounts payable.

Cash provided by operations was $8,663 for the first three months of fiscal 2004 compared with cash provided by operations of $5,923 in the first three months of fiscal 2003. Operating cash flow increased during the first three months of fiscal 2004:

                                        Three Months Ended
                                  --------------------------------
                                  --------------   ---------------
                                      2004              2003
                                  --------------   ---------------

Income statement impact                 $ 7,020           $ 4,450

Balance sheet impact                      1,643             1,473

                                  --------------   ---------------
Net cash provided by operations         $ 8,663           $ 5,923
                                  ==============   ===============

The main reasons for the balance sheet impact on cash, which resulted in an increase of $1,643, were a reduction in restricted cash, an increase in accounts payable, and an increase in deferred liabilities, offset by an increase in accounts receivable mostly related to an insurance settlement the Company received in December 2003.

Investing activities, primarily capital spending, used net cash of $930 in the first three months of fiscal 2004 compared with $2,123 used in the first three months of fiscal 2003. This decrease reflects management controls placed on capital expenditures to conserve cash by limiting expansion spending. Capital expenditures were primarily for equipment to expand plant capacity for volume growth and new product orders. At November 30, 2003, the Company had $1,075 of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing  activities  used $3,379 of cash in the first  three  months of fiscal
2004,  compared  with  $3,891 of cash used in the first  three  months of fiscal
2003.

During the first three months of fiscal 2003, the Company reduced its overall outstanding debt balance by $2,079, as debt declined from $177,640 at August 31, 2003, to $175,561 at November 30, 2003. The Company made principal cash debt payments of $1,080 for the bank debt and senior notes and net payments of $413 for its CTC debt. The Company also had $586 in payments related to the Company's insurance-premium financing.

The revolving credit notes, the lines of credit, the senior notes, and the LIFO credit agreement (the "Lender Group and Senior Note Holder Debt") mature on September 14, 2006. The Company cannot borrow additional funds under these borrowings. The lenders of these borrowings have security interests in the assets of the Company. Interest rates are prime plus 2% for the revolver borrowings, lines of credit, and the LIFO credit agreement, and 10.09% (9.09% plus 1% payment in kind) for the senior notes.

Principal payments due under the Lender Group and Senior Note Holder debt are $1,000 in February 2004, $2,800 in May 2004, and $2,500 in August 2004. These
payments will be applied against the LIFO credit facility.

The Lender Group and Senior Note Holder debt includes financial covenants regarding a fixed charge coverage ratio, quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA), and capital expenditures. As of November 30, 2003 the Company was in compliance with all of its debt covenants.

At the end of any subsequent quarter, if the Company is not in compliance with any of its debt covenants, any outstanding debt balances become payable on demand by the Company's lenders.

The debt agreements also contain a provision that requires the Company to use its good faith best efforts to refinance the Lender Group and Senior Note Holder debt on or before September 1, 2004, or sell substantially all of its assets before September 1, 2004. The Agreements contain eight milestones that specify that certain events be met by certain dates. Two milestones were completed on time by the end of November 2003. By December 9, 2003, the third milestone was completed on time. A $200 fee must be paid for each missed milestone.

The CTC Credit Agreement provides for borrowings under a revolving credit facility and a term loan. The revolving line of credit facility provides for up to $5,000 in borrowings ($2,157 was available as of November 30, 2003) and matures in September 2006. The term loan matures in September 2008 with a current year debt payment of $600 payable in installments of $150 due in December 2003, March 2004, June 2004, and September 2004. Interest on the revolving credit facility and the term loan is based on CTC's debt to EBITDA ratio, which ranges between prime plus 0.25% to prime plus 1.25%, or LIBOR plus 2.25% to LIBOR plus 3.25%.

The Company's debt obligations for the remainder of fiscal 2004 and beyond are shown in the following table. At November 30, 2003, obligations under operating leases are not significantly different from the amounts reported in the Company's Annual Report on Form 10-K for the year ended August 31, 2003.


      Debt Obligation               2004           2005          2006           2007          2008       Thereafter
----------------------------  ------------  -------------- ------------ --------------- ------------ --------------
Debt
  Long-Term Debt
    Corporate                      $6,300             $ -          $ -       $ 163,298          $ -            $ -
    CTC                               450             600          600           3,443          600            150

  Insurance financing                 120               -            -               -            -              -

                              ------------  -------------- ------------ --------------- ------------ --------------

Total Debt                         $6,870           $ 600        $ 600       $ 166,741        $ 600          $ 150
                              ============  ============== ============ =============== ============ ==============

Operating leases                   $2,492         $ 2,694       $2,095           $ 509        $ 108            $ -
                              ============  ============== ============ =============== ============ ==============


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

Pension Benefits and Expenses - The Company has pension benefits and expenses that are developed from actuarial valuations. These valuations are based on assumptions including, among other things, interest rate fluctuations, discount rates, expected returns on plan assets, retirement ages, and years of service. Future changes affecting the assumptions will change the related pension benefit or expense

Deferred Taxes and Valuation Allowances - Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Significant factors considered by the Company in estimating the probability of the realization of deferred taxes include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which the Company operates.

At November 30, 2003, the Company had valuation allowances against a significant portion of its deferred tax assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized as tax savings in the future. Establishing valuation allowances and their subsequent adjustment requires a significant amount of judgement because realizing deferred tax assets, particularly those assets related to net operating loss carryforwards, is generally contingent on generating taxable income, reversing deferred tax liabilities in the future, and the availability of qualified tax planning strategies.

Debt Covenants - For a substantial portion of its debt, the Company has certain financial covenants regarding a fixed charge coverage ratio, quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA), and capital expenditures. If the requirements of the covenants are not achieved, the debt becomes immediately callable, which would significantly impact the Company's ability to maintain its current operations. As of November 30, 2003 the Company was in compliance with all of its debt covenants.

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

INFLATION

Inflation did not have a material impact on the Company's results of operations or financial condition for the first quarter of fiscal 2004.

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

COMMODITY PRICES

The Company is exposed to market risk from price changes in commodity metals which are raw materials used in its normal operations. When market conditions warrant, forward fixed-price commodity metal supply contracts may be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At November 30, 2003, the Company had no forward fixed-price metal supply contracts.

INTEREST RATE RISK

The Company is exposed to variable interest rates on its revolver credit notes, its lender group lines of credit, its LIFO credit facility, and its CTC debt. The pretax earnings and cash flow impact of a one-percentage-point increase in the variable interest rates on the Company's variable long-term debt outstanding at November 30, 2003 would be approximately $324. During the first fiscal quarter of 2004, the Company entered into a two-year interest rate swap that converts half of the CTC variable rate debt into fixed rate debt.


ITEM 4 - CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, with the participation of the Company's management, have evaluated the effectiveness of the operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Exchange Act filings.

There have been no significant changes to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS
31.1 Certification of Joseph R. Grewe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Francis J. Drew, Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of Joseph R. Grewe, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Francis J. Drew, Vice President, Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act


B)       REPORTS ON FORM 8-K
                  None

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMCAST INDUSTRIAL CORPORATION
                                                (Registrant Company)




Date:  January 9, 2004                          By: /s/ Joseph R. Grewe
                                                    -------------------
                                                Joseph R. Grewe
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date: January 9, 2004                           By: /s/ Francis J. Drew
                                                    -------------------
                                                Francis J. Drew
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Date: January 9, 2004                           By: /s/ Mark D. Mishler
                                                    -------------------
                                                Mark D. Mishler
                                                Corporate Controller
                                                (Principal Accounting Officer)