Form 10-Q
period 2004-02-29
AMCAST INDUSTRIAL CORP
filed 2004-03-30
CIK 27425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 29, 2004

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 1-9967

-------------------------------------------------------------------------------


                          AMCAST INDUSTRIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                               31-0258080
        -------------------------------     -----------------------------------
        (State of other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)


7887 Washington Village Drive, Dayton, Ohio                        45459
-------------------------------------------                      ----------
 (Address of principal executive offices)                        (Zip Code)


                                 (937) 291-7000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                        ----      ----

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes      No    X
                                                   ----     ----

As of February 29, 2004, the number of Common Shares, no par value, outstanding was 9,295,859 shares.


-------------------------------------------------------------------------------

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 29, 2004

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1  -  Financial Statements:

           Consolidated Condensed Statements of Financial Condition -          3
           February 29, 2004 and August 31, 2003

           Consolidated Condensed Statements of Operations -                   4
           for the Quarter and Six Months Ended February 29, 2004
           and March 2, 2003

           Consolidated Condensed Statements of Retained Earnings -            4
           for the Quarter and Six Months Ended February 29, 2004
           and March 2, 2003

           Consolidated Condensed Statements of Cash Flows -                   5
           for the Six Months Ended February 29, 2004
           and March 2, 2003

           Notes to Consolidated Condensed Financial Statements             6-15

     Item 2  -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        16-25

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk      26

     Item 4 - Controls and Procedures                                         26

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               27

     Item 4 - Submission of Matters to a Vote of Security Holders             28

     Item 6 - Exhibits and Reports on Form 8-K                                28

SIGNATURES                                                                    29

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (Unaudited)

                                                        February 29    August 31
                                                            2004          2003
                                                        -----------  -----------
ASSETS

Current Assets
     Cash and cash equivalents                             $ 7,039      $ 5,697
     Accounts receivable                                    39,364       39,979
     Inventories                                            19,163       19,004
     Other current assets                                    4,069        5,338
                                                        -----------  -----------
Total Current Assets                                        69,635       70,018

Property, Plant, and Equipment                             358,990      356,408
     Less accumulated depreciation                        (228,322)    (217,011)
                                                        -----------  -----------
Net Property, Plant, and Equipment                         130,668      139,397

Restricted Cash                                              6,000        7,078
Deferred Taxes                                               4,204        4,204
Other Assets                                                 8,484        9,627

                                                        -----------  -----------
Total Assets                                              $218,991    $ 230,324
                                                        ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Current portion of long-term debt                     $ 5,900      $ 2,456
     Accounts payable                                       27,820       31,419
     Accrued expenses                                       19,967       21,011
                                                        -----------  -----------
Total Current Liabilities                                   53,687       54,886

Long-Term Debt (less current portion)                      166,690      175,184
Deferred Liabilities                                        40,619       42,189

Shareholders' Equity (Deficit)
     Preferred shares, without par value
        Authorized - 1,000,000 shares; Issued - None             -            -
     Common shares, at stated value
        Authorized - 15,000,000 shares
        Issued - 9,678,350 and 9,623,634 shares,
          respectively                                       9,678        9,624
     Capital in excess of stated value                      72,882       72,822
     Accumulated other comprehensive losses                (34,171)     (34,189)
     (Accumulated deficit) retained earnings               (85,907)     (85,705)
     Cost of 382,491 common shares in treasury              (4,487)      (4,487)
                                                        -----------  -----------
Total Shareholders' Equity (Deficit)                       (42,005)     (41,935)

                                                        -----------  -----------
Total Liabilities and Shareholders' Equity (Deficit)      $218,991    $ 230,324
                                                        ===========  ===========

See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)

                                                                        Three Months Ended          Six Months Ended
                                                                     ------------------------   ------------------------
                                                                     February 29    March 2     February 29    March 2
                                                                         2004        2003           2004        2003
                                                                     -----------  -----------   -----------  -----------
Consolidated Condensed Statements of Operations

Net Sales                                                              $ 94,444     $ 99,145     $ 207,380    $ 211,367
Cost of sales                                                            83,503       88,143       183,251      189,236
                                                                     -----------  -----------   -----------  -----------
Gross Profit                                                             10,941       11,002        24,129       22,131
Selling, general and, administrative expenses                             8,575        9,194        16,802       19,363
                                                                     -----------  -----------   -----------  -----------
Operating Income (Loss)                                                   2,366        1,808         7,327        2,768
Other (income) expense                                                      (15)           9           (18)         (23)
Interest expense                                                          3,694        3,888         7,551        7,859
                                                                     -----------  -----------   -----------  -----------
Income (Loss) before Income Taxes, Discontinued Operations,
  and Cumulative Effect of Accounting Change                             (1,313)      (2,089)         (206)      (5,068)
Income tax expense (benefit)                                                (65)        (752)           (4)      (1,891)
                                                                     -----------  -----------   -----------  -----------
Income (Loss) from Continuing Operations                                 (1,248)      (1,337)         (202)      (3,177)
Loss from operations of discontinued operations, net of tax                   -       (4,766)            -      (10,118)
Loss from sale of discontinued operations, net of tax of $7,589                      (49,822)            -      (49,822)
                                                                     -----------  -----------   -----------  -----------
Income (Loss) before Cumulative Effect of Accounting Change              (1,248)     (55,925)         (202)     (63,117)
Cumulative effect of accounting change, net of tax of $464                    -            -             -      (46,536)
                                                                     -----------  -----------   -----------  -----------
Net Income (Loss)                                                      $ (1,248)   $ (55,925)       $ (202)  $ (109,653)
                                                                     ===========  ===========   ===========  ===========

Consolidated Condensed Statements of Retained Earnings (Deficit)

Beginning Retained Earnings (Deficit)                                 $ (84,659)   $ (28,855)    $ (85,705)    $ 25,530
  Net (loss) income                                                      (1,248)     (55,925)         (202)    (109,653)
  Common and treasury shares issued                                           -         (743)            -       (1,400)
                                                                     -----------  -----------   -----------  -----------
Ending Retained Earnings (Deficit)                                    $ (85,907)   $ (85,523)    $ (85,907)   $ (85,523)
                                                                     ===========  ===========   ===========  ===========

Basic and Diluted Income (Loss) Per Share
  Continuing operations                                                 $ (0.13)     $ (0.15)      $ (0.02)     $ (0.36)
  Discontinued operations                                                     -        (6.17)            -        (6.82)
                                                                     -----------  -----------   -----------  -----------
  Before cumulative effect of accounting change                           (0.13)       (6.32)        (0.02)       (7.18)
  Cumulative effect of accounting change                                      -            -             -        (5.30)
                                                                     -----------  -----------   -----------  -----------
  Net Income (Loss)                                                     $ (0.13)     $ (6.32)      $ (0.02)    $ (12.48)
                                                                     ===========  ===========   ===========  ===========

Dividends declared  and paid per share                                      $ -          $ -           $ -          $ -
                                                                     ===========  ===========   ===========  ===========


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                       -------------------------
                                                       February 29       March 2
                                                          2004             2003
                                                       -----------   -----------
Operating Activities
     Net income (loss)                                     $ (202)   $ (109,653)
     Loss from discontinued operations                          -        59,940
     Depreciation and amortization                         11,595        12,296
     Cumulative effect of accounting change                     -        46,536
     Deferred liabilities                                     203        (4,227)
     Other                                                    682           497
     Changes in assets and liabilities
        Restricted cash                                     1,078        (6,007)
        Accounts receivable                                   615        (1,411)
        Inventories                                          (159)        7,718
        Other current assets                                1,066          (395)
        Accounts payable                                   (3,599)       (4,787)
        Accrued liabilities                                  (783)         (201)

                                                       -----------   -----------
Net Cash Provided by Operations                            10,496           306

Investing Activities
     Additions of property, plant, and equipment           (3,078)       (4,312)
     Other                                                    237           714

                                                       -----------   -----------
Net Cash Used by Investing Activities                      (2,841)       (3,598)

Financing Activities
     Additions to long-term debt                              650           650
     Reduction in long-term debt                           (5,700)       (7,009)
     Other                                                 (1,300)            -

                                                       -----------   -----------
Net Cash Used by Financing Activities                      (6,350)       (6,359)

Effect of exchange rate changes on cash                        37            64
Cash flow related to discontinued operations                    -        (3,017)
                                                       -----------   -----------

Net change in cash and cash equivalents                     1,342       (12,604)

Cash and cash equivalents at beginning of period            5,697        16,810

                                                       -----------   -----------
Cash and Cash Equivalents at End of Period                $ 7,039       $ 4,206
                                                       ===========   ===========

See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

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

BASIS OF PREPARATION

The accompanying consolidated condensed financial statements include the accounts of Amcast and its subsidiaries. Intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended August 31, 2003, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the information have been included. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. To prepare the accompanying interim consolidated condensed financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current period presentation.


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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

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

Speedline was previously included in the Engineered Components segment of the Company. Operating results for Speedline included in discontinued operations are:

                                      Three Months Ended     Six Months Ended
                                        March 2, 2003          March 2, 2003
                                      ----------------       ----------------

Net Sales                                     $43,960                $93,474

Operating Loss                                 (4,266)                (8,915)
Other income (expense)                            244                    268
Interest expense                                 (348)                  (678)
                                      ----------------       ----------------
Loss Before Income Taxes                       (4,370)                (9,325)
Income tax expense                                396                    793
                                      ----------------       ----------------
Loss From Discontinued Operations            $ (4,766)             $ (10,118)
                                      ================       ================

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

RESTRICTED CASH

As of February 29, 2004, and August 31, 2003, the Company had $6,000 of cash that was restricted, as required under the Company's debt agreements with its lender group and senior note holders, which excludes Casting Technology Company ("CTC"). This cash reserve is segregated to ensure the payment of principal and interest on the Company's bank credit facilities, senior notes and LIFO credit agreement. As of August 31, 2003, an additional $1,078 of cash was restricted per CTC's loan agreement. During the first quarter of fiscal 2004, the Company refinanced its CTC loan agreement and a similar cash restriction was not required by the new lenders.

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

                                         February 29          August 31
                                            2004                2003
                                        -------------       -------------

Finished products                           $ 11,377            $ 10,833
Work in process                                3,048               3,611
Raw materials and supplies                     8,514               8,336
                                        -------------       -------------
                                              22,939              22,780
Less amount to reduce certain
      inventories to LIFO value               (3,776)             (3,776)
                                        -------------       -------------
Total Inventory                             $ 19,163            $ 19,004
                                        =============       =============

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

                                             February 29         August 31
                                                2004               2003
                                            -------------      -------------

Land and buildings                              $ 56,710           $ 56,629
Machinery and equipment                          294,237            291,006
Construction in progress                           8,043              8,773
                                            -------------      -------------
                                                 358,990            356,408
Accumulated depreciation                        (228,322)          (217,011)
                                            -------------      -------------
Net property, plant, and equipment             $ 130,668          $ 139,397
                                            =============      =============

Depreciation expense was $5,617 and $5,995 for the three-month periods ended February 29, 2004, and March 2, 2003, respectively, and $11,586 and $12,272 for the six-month periods ended February 29, 2004, and March 2, 2003, respectively.

LONG-TERM DEBT

The following table summarizes the Company's long-term borrowings:

                                               February 29          August 31
                                                  2004                 2003
                                              -------------       -------------
Lender Group and Senior Note Holder Debt:
  LIFO credit facility                             $ 9,315            $ 11,395
  Senior Notes                                      45,664              45,664
  Revolving credit notes                           100,826             100,826
  Lines of credit                                   12,793              12,793

CTC Debt:
  Term loan                                          2,850               2,856
  Revolving credit note                              1,142               3,400

Other Debt                                               -                 706
                                              -------------       -------------

Total Debt                                         172,590             177,640

Less Current Portion                                 5,900               2,456
                                              -------------       -------------

Long-Term Debt                                   $ 166,690           $ 175,184
                                              =============       =============

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

EARNINGS (LOSS) PER SHARE

The following  table reflects the  calculations  for basic and diluted  earnings
(loss) per share for the three-month and six-month periods ended February 29, 2004 and March 2, 2003:

                                                      Three Months Ended              Six Months Ended
                                                 ---------------------------    ---------------------------
                                                  February 29     March 3        February 29     March 3
                                                     2004          2003             2004          2003
                                                 ------------- -------------    ------------- -------------

Income (loss) from continuing operations             $ (1,248)     $ (1,337)          $ (202)     $ (3,177)

Loss from discontinued operations, net of tax               -       (54,588)               -       (59,940)
                                                 ------------- -------------    ------------- -------------

Income (loss) before cumulative effect of
    accounting change                                  (1,248)      (55,925)            (202)      (63,117)

Cumulative effect of accounting change,
    net of tax                                              -             -                -       (46,536)
                                                 ------------- -------------    ------------- -------------

Net income (loss)                                    $ (1,248)    $ (55,925)          $ (202)    $(109,653)
                                                 ============= =============    ============= =============

Basic and Diluted Earnings (Loss) per Share:

Basic and diluted shares                                9,290         8,852            9,280         8,784
                                                 ============= =============    ============= =============

Income (loss) from continuing operations              $ (0.13)      $ (0.15)         $ (0.02)      $ (0.36)
Discontinued operations                                     -         (6.17)               -         (6.82)
                                                 ------------- -------------    ------------- -------------
Income (loss) before cumulative effect of               (0.13)        (6.32)           (0.02)        (7.18)
    accounting change
Cumulative effect of accounting change                      -             -                -         (5.30)
                                                 ------------- -------------    ------------- -------------
Net income (loss)                                     $ (0.13)      $ (6.32)         $ (0.02)     $ (12.48)
                                                 ============= =============    ============= =============


For each of the periods presented, there were outstanding stock options and warrants excluded from the computation of diluted earnings per share because the options and warrants were antidilutive.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) are:

                                               Three Months Ended          Six Months Ended
                                             -----------------------   -----------------------
                                             February 29   March 3     February 29   March 3
                                                2004        2003          2004        2003
                                             ----------- -----------   ----------- -----------

Net income (loss)                              $ (1,248)   $(55,925)       $ (202)  $(109,653)

Foreign currency translation adjustments            (40)         76            37          65

Loss on derivatives *                               (12)          -           (19)          -
                                             ----------- -----------   ----------- -----------
Total comprehensive income (loss)              $ (1,300)   $(55,849)       $ (184)  $(109,588)
                                             =========== ===========   =========== ===========

The components of accumulated other comprehensive loss are:

                                                   February 29     August 31
                                                      2004           2003
                                                  -------------  -------------

Foreign currency translation adjustment                 $ (174)        $ (211)

Minimum pension liability adjustment                   (33,978)       (33,978)

Loss on derivatives *                                      (19)             -

                                                  -------------  -------------
Accumulated other comprehensive loss
  continuing operations                              $ (34,171)     $ (34,189)
                                                  =============  =============

     * The Company's CTC business has one interest rate swap that was required as a part of the CTC loan agreement. This is discussed in "Item 3 - Quantitative and Qualitative Disclosures About Market Risk".

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

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

Had the Company determined compensation cost based upon the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, net income and EPS would have been adjusted to the pro forma amounts indicated as follows:

                                                     Three Months Ended          Six Months Ended
                                                  ------------------------  -------------------------
                                                  February 29    March 2    February 29     March 2
                                                     2004         2003         2004          2003
                                                  -----------  -----------  -----------   -----------

Net income (loss) as reported                       $ (1,248)   $ (55,925)      $ (202)   $ (109,653)

Effect on reported net income (loss) of
 accounting for stock options at fair value                -          (47)          (1)          (93)

                                                  -----------  -----------  -----------   -----------

Pro forma net income (loss)                         $ (1,248)   $ (55,972)      $ (203)   $ (109,746)
                                                  ===========  ===========  ===========   ===========

Income (loss) per common share

  Basic and diluted

    As reported                                      $ (0.13)     $ (6.32)     $ (0.02)     $ (12.48)
                                                  ===========  ===========  ===========   ===========

    Pro forma                                        $ (0.13)     $ (6.32)     $ (0.02)     $ (12.49)
                                                  ===========  ===========  ===========   ===========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

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

Operating information related to the Company's reportable segments is as follows:

                                            Net Sales                 Operating Income (Loss)
                                    --------------------------      --------------------------
                                    For the Three Months Ended      For the Three Months Ended
                                    --------------------------      --------------------------
                                    February 29      March 2        February 29      March 2
                                       2004           2003             2004           2003
                                    -----------    -----------      -----------    -----------
Flow Control Products                 $ 35,960       $ 30,445          $ 1,388          $ 737
Engineered Components                   58,484         68,700            3,191          3,427
Corporate                                    -              -           (2,213)        (2,356)
                                    -----------    -----------      -----------    -----------
                                        94,444         99,145            2,366          1,808
Other (income) expense                       -              -              (15)             9
Interest expense                             -              -            3,694          3,888
                                    -----------    -----------      -----------    -----------
Total net sales and income (loss)
  from continuing operations
  before taxes                        $ 94,444       $ 99,145         $ (1,313)      $ (2,089)
                                    ===========    ===========      ===========    ===========

                                            Net Sales                 Operating Income (Loss)
                                    --------------------------      --------------------------
                                     For the Six Months Ended        For the Six Months Ended
                                    --------------------------      --------------------------
                                    February 29      March 2        February 29      March 2
                                       2004           2003             2004           2003
                                    -----------    -----------      -----------    -----------
Flow Control Products                 $ 69,266       $ 60,746          $ 2,980        $ 1,343
Engineered Components                  138,114        150,621            8,098          6,004
Corporate                                    -              -           (3,751)        (4,579)
                                    -----------    -----------      -----------    -----------
                                       207,380        211,367            7,327          2,768
Other (income) expense                       -              -              (18)           (23)
Interest expense                             -              -            7,551          7,859
                                    -----------    -----------      -----------    -----------
Total net sales and income (loss)
  from continuing operations
  before taxes                       $ 207,380      $ 211,367           $ (206)      $ (5,068)
                                    ===========    ===========      ===========    ===========

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

COMMITMENTS AND CONTINGENCIES

At February 29, 2004, the Company has committed to capital expenditures of $497, primarily for the Engineered Components segment.

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

There is one Company-owned property in Pennsylvania where state-supervised cleanups are currently underway and two other Company-owned properties at which the U.S. EPA is overseeing an investigation or where long-standing remediation is underway. See "Part II - Other Information, Item 1 - Legal Proceedings" for a description of two pending legal cases the Company is currently involved in.

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible  parties,  the  probable  costs  to be  paid  by  other  potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At February 29, 2004, the Company's accrued undiscounted reserve for such contingencies was $3,588.

                         AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

Based upon the contracts and agreements with regards to an environmental matter, the Company believes it is entitled to indemnity for remediation costs at a particular site and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded a receivable of $765, recorded in other noncurrent assets, related to anticipated recoveries from a third party.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2004, the Financial Accounting Standards Board ("FASB") staff issued FASB Staff Position SFAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This statement permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until authoritative guidance on accounting for the federal subsidy is issued or until certain other events occur. The Company's current postretirement benefit obligation relates solely to life insurance benefits provided by contractual agreements for certain retirees. The Company does not provide retiree medical benefits. Therefore, this new legislation should not have a material impact on the Company's current or future results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 increases the existing disclosure requirements by requiring companies to disclose more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132 also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The provisions of this statement are effective for the first interim period beginning after December 15, 2003. Accordingly, the Company will follow these disclosure requirements for its third quarter ended May 30, 2004.

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

The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes and with the Company's audited consolidated financial statements and notes for the year ended August 31, 2003, included in the Company's Annual Report on Form 10-K.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)

RESULTS OF OPERATIONS

NET SALES

                                        Three Months Ended          Six Months Ended
                                     ------------------------   ------------------------
                                     February 29    March 2     February 29    March 2
                                        2004         2003          2004         2003
                                     -----------  -----------   -----------  -----------

Net Sales                              $ 94,444     $ 99,145     $ 207,380    $ 211,367
                                     ===========  ===========   ===========  ===========

Percentage increase (decrease)
    from prior year                      (4.7)%        2.2 %        (1.9)%        9.1 %
                                     ===========  ===========   ===========  ===========

Components of percentage increase
  Volume                                 (8.5)%       (0.2)%        (5.5)%        7.6 %
  Price                                   3.6 %        0.5 %         2.0 %       (0.8)%
  Product Mix                             0.2 %        1.9 %         1.6 %        2.3 %
                                     -----------  -----------   -----------  -----------
                                         (4.7)%        2.2 %        (1.9)%        9.1 %
                                     ===========  ===========   ===========  ===========

In the fiscal 2004 second quarter, consolidated net sales decreased by $4,701, or 4.7%, compared with the fiscal 2003 second quarter. This sales decrease was mainly the result of lower sales volume of the Company's aluminum components products mostly in the gravity-cast operations, primarily due to lost business from two major customers. The volume decrease was partly offset by strong growth in the sales of the Company's plumbing products and of pistons for automotive air conditioning compressors. Pricing was favorable due to increased selling prices of plumbing products resulting from an increase in the market price of copper.

For the first six months of fiscal 2004, consolidated net sales decreased by $3,987, or 1.9%, compared with the first six months of fiscal 2003. This sales decline was primarily the result of a lower sales volume of the Company's aluminum components products due to lost business from two major customers. The volume decrease was offset slightly by higher sales volume of plumbing products and of pistons for automotive air conditioning compressors. Consolidated net sales reflected improvements in the Company's pricing of copper plumbing products and in product mix.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)

GROSS PROFIT

                       Three Months Ended             Six Months Ended
                    ------------------------      ------------------------
                    February 29    March 2        February 29    March 2
                       2004         2003             2004         2003
                    -----------  -----------      -----------  -----------

Gross Profit          $ 10,941     $ 11,002         $ 24,129     $ 22,131
                    ===========  ===========      ===========  ===========

Percent of Sales         11.6%        11.1%            11.6%        10.5%

For the fiscal 2004 second quarter, gross profit decreased by $61, or 0.6%, compared with the fiscal 2003 second quarter. This decrease is primarily the result of a 4.7% drop in sales for the quarter. Even with the sales decline, gross profit improved as a percentage of sales. This improvement was due to improved productivity, controls on labor cost, and reduced manufacturing costs from the Amcast Production System, a more efficient manufacturing approach being implemented at the Company's manufacturing facilities.

For the first six months of fiscal 2004, gross profit increased by $1,998, or 9.0%, compared with the first six months of fiscal 2003. The increase in gross profit was primarily the result of operating improvements at the Company's Richmond, Indiana facility, which experienced significant new product launch costs in the first six months of fiscal 2003. Similar expenses were not incurred in the first six months of fiscal 2004. The Company realized improvement in gross profit as a percentage of sales during a period when sales decreased. Contributing to the gross profit improvements were the Amcast Production System, increased overall productivity, reductions in scrap and containment costs, tight spending controls, and controls on labor cost.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

                            Three Months Ended              Six Months Ended
                         -------------------------      ------------------------
                         February 29     March 2        February 29    March 2
                            2004          2003             2004         2003
                         -----------   -----------      -----------  -----------

SG&A                        $ 8,575       $ 9,194         $ 16,802     $ 19,363
                         ===========   ===========      ===========  ===========

Percent of Sales               9.1%          9.3%             8.1%         9.2%

Selling, general, and administrative (SG&A) expenses were $8,575, or 9.1% of sales in the fiscal 2004 second quarter, compared with $9,194, or 9.3% of sales in the fiscal 2003 second quarter. This decrease in SG&A was primarily the result of the Company's continued commitment to and focus on cost reduction.

For the first six months of fiscal 2004, SG&A expenses were $16,802, or 8.1% of sales, compared with $19,363, or 9.2% of sales, for the first six months of fiscal 2003. More than half of the $2,561 decrease was due to the benefits received as a direct result of the Company's cash management controls, tight spending limits, controls on labor cost, and its commitment to cost reduction. The decrease is also the result of the net effect of insurance and legal settlements offset by additional legal and environmental reserves that combined to lower SG&A by $1,227. Excluding these items, SG&A decreased by $1,334, or 6.9%, versus the prior year.

OPERATING INCOME was $2,366 (2.5% of sales) in the fiscal 2004 second quarter, compared with $1,808 (1.8% of sales) in the fiscal 2003 second quarter. For the first six months of fiscal 2004, operating income increased $4,559, or over 2 1/2 times, to $7,327 (3.5% of sales), compared with $2,768 (1.3% of sales) for the first six months of fiscal 2003. The Company attained this operating income growth from manufacturing efficiencies and reduced SG&A expenses during a period that sales declined.

INTEREST EXPENSE was $3,694 for the fiscal 2004 second quarter, compared with $3,888 for the fiscal 2003 second quarter, and $7,551 for the first six months of fiscal 2004, compared with $7,859 for the first six months of fiscal 2003. Interest expense decreased slightly due to lower debt balances in fiscal 2004 compared with the prior year.

EFFECTIVE TAX RATE was 5.0% and 36.0% for the second quarter of fiscal 2004 and 2003, respectively, and 1.9% and 37.3% for the first six months of fiscal 2004 and 2003, respectively. The lower effective tax rate for fiscal 2004 resulted because, per the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company is currently recording no federal income tax benefit for losses in its domestic operations due to existing tax loss carryforwards. The Company is currently only recording income tax expense or benefit related to its Canadian operations and domestic state taxes.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)

BUSINESS SEGMENTS

                              Three Months Ended            Six Months Ended
                           ------------------------    -------------------------
                           February 29    March 2      February 29     March 2
                              2004         2003           2004          2003
                           -----------  -----------    -----------   -----------
Sales
    Flow Control             $ 35,960     $ 30,445       $ 69,266      $ 60,746
    Engineered Components      58,484       68,700        138,114       150,621
                           -----------  -----------    -----------   -----------

    Total                    $ 94,444     $ 99,145      $ 207,380     $ 211,367
                           ===========  ===========    ===========   ===========

Operating Income (Loss)
    Flow Control              $ 1,388        $ 737        $ 2,980       $ 1,343
    Engineered Components       3,191        3,427          8,098         6,004
    Corporate                  (2,213)      (2,356)        (3,751)       (4,579)
                           -----------  -----------    -----------   -----------

    Total                     $ 2,366      $ 1,808        $ 7,327       $ 2,768
                           ===========  ===========    ===========   ===========


FLOW CONTROL PRODUCTS

Net sales for the Flow Control Products segment increased by 18.1% to $35,960 for the fiscal 2004 second quarter, compared with $30,445 for the same period of fiscal 2003. For the first six months of fiscal 2004, sales increased by 14.0% to $69,266, compared with $60,746 for the first six months of fiscal 2003. For the fiscal 2004 second quarter, volume grew by 3.3%, a favorable product mix contributed 6.6%, and price increased by 8.2%. For the first six months of fiscal 2004, volume increased by 4.6%, a favorable product mix contributed 5.5%, and price increased by 3.9%. Flow Control Products experienced higher sales by strong growth in plumbing products, a large volume increase on pistons for automotive air conditioning compressors, and increased prices to help offset market prices for copper.

Flow Control Products operating income in the fiscal 2004 second quarter was $1,388, compared with $737 for the same period of fiscal 2003. For the first six months of fiscal 2004, operating income was $2,980, compared with $1,343 for the first six months of fiscal 2003. In fiscal 2004, operating income was positively affected by higher sales volume, manufacturing efficiencies from the Amcast Production System, cost reduction programs, and controls on labor cost.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)

ENGINEERED COMPONENTS

Net sales for the Engineered Components segment decreased by 14.9% to $58,484 for the fiscal 2004 second quarter, compared with $68,700 for the same period of fiscal 2003. For the first six months of fiscal 2004, sales decreased by 8.3% to $138,114, compared with $150,621 for the first six months of fiscal 2003. For the fiscal 2004 second quarter, volume decreased by 13.9%, product mix decreased by 2.6%, and price from aluminum cost pass through increased by 1.6%. For the first six months of fiscal 2004, volume decreased by 9.4%, product mix decreased by 0.2%, and price from aluminum cost pass through increased by 1.3%. Engineered Components experienced lower sales volume due primarily to lost business from two large aluminum components customers and to a lesser extent an overall automotive market decline. In addition, product mix negatively affected Engineered Components segment sales with greater sales of lower margin products.

Operating income in the fiscal 2004 second quarter was $3,191, compared with $3,427 for the same period of fiscal 2003. This decrease is primarily due to lower volume and an unfavorable product mix, partly offset by manufacturing efficiencies and cost controls. For the first six months of fiscal 2004, operating income was $8,098, compared with $6,004 for the first six months of fiscal 2003. This increase is primarily due to the Richmond, Indiana, facility that incurred significant product launch costs in fiscal 2003. Similar product launch costs were not encountered in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance at February 29, 2004 was $7,039. An additional $6,000 of restricted cash existed for payment of principal and interest on the Company's debt that is required under its debt agreements. Under the Company's cash management system, issued checks that have not cleared the bank resulting in net overdraft bank balances for accounting purposes in the amounts of $1,616 at February 29, 2004, and $5,271 at August 31, 2003, are included in accounts payable.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)

Cash provided by operations was $10,496 for the first six months of fiscal 2004 compared with $306 in the first six months of fiscal 2003. The income statement and balance sheet contributors to this operating cash flow are shown in the following table:

                                                   Six Months Ended
                                              ---------------------------
                                                  2004           2003
                                              ------------   ------------

Income statement related impact                  $ 11,393        $ 9,119

Balance sheet related impact                         (897)        (8,813)

                                              ------------   ------------
Net cash provided by operations                  $ 10,496          $ 306
                                              ============   ============

The $11,393 increase in operating cash flow from the income statement was the result of the non-cash expense of depreciation and amortization in the amount of $11,595, offset by the year to date net loss of $202.

The main reasons for the cash decrease of $897 from the balance sheet was a reduction in accounts payable partly offset by decreases in restricted cash, prepaid insurance, and other noncurrent assets. The improvement in the balance sheet impact on operating cash flow for the first six months of 2004, compared with the first six months of 2003, reflects the Company's continued commitment and focus on its working capital and cash management controls.

Investing activities, primarily capital spending, used net cash of $2,841 in the first six months of fiscal 2004 compared with $3,598 used in the first six months of fiscal 2003. This decrease reflects management controls placed on capital expenditures to conserve cash. Capital expenditures were primarily for equipment to expand plant capacity for volume growth and for new product orders. At February 29, 2004, the Company had $497 of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing activities used $6,350 of cash in the first six months of fiscal 2004, compared with $6,359 of cash used in the first six months of fiscal 2003.

During the first six months of fiscal 2004, the Company reduced its overall outstanding debt balance by $5,050, as debt declined from $177,640 at August 31, 2003, to $172,590 at February 29, 2004. The Company made principal cash debt payments of $2,080 for the bank debt and senior notes and net payments of $2,264 for its CTC debt. The Company also made $706 in payments related to the Company's insurance-premium financing.

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

Principal payments due under the Lender Group and Senior Note Holder Debt are $2,800 in May 2004, and $2,500 in August 2004. These payments will be applied against the LIFO credit facility.

The Lender Group and Senior Note Holder Debt includes financial covenants regarding a fixed charge coverage ratio, quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA), and capital expenditures. As of February 29, 2004 the Company was in compliance with all of its debt covenants.

At the end of any subsequent quarter, if the Company is not in compliance with any of its debt covenants, any outstanding debt balances become payable on demand by the Lender Group and Senior Note Holder Debt's lenders.

Under the restructuring agreements relating to the Company's debt agreements, including the Amended and Restated Restructuring Agreement and LIFO Restructuring Agreement (copies of which were filed as Exhibits 4.1 and 4.2, respectively, to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2003, herein the "Restructuring Agreements"), the Company is required to use its good faith best efforts to (i) refinance the Lender Group and Senior Note Holder Debt on or before September 1, 2004 or (ii) sell substantially all of its assets on or before September 1, 2004. Section 4.4 of each of the Restructuring Agreements includes a timetable with eight milestones, and the Company is required to pay a $200 fee each time a milestone is missed. The Company has met the first five of the milestones. The fifth milestone, which relates to the Company obtaining a letter or letters of intent relating to a possible sale or refinancing, is required to be satisfied by April 30, 2004. The Company has met with a number of parties that have expressed an interest in acquiring one or more units of the Company. There is no assurance that such indications of interest will result in any firm offers for one or more units of the Company or a refinancing of the Company's indebtedness or that, if any such offers are received, they will be acceptable to the Company or its lenders.

The CTC Credit Agreement provides for borrowings under a revolving credit facility and a term loan. The revolving line of credit facility provides for up to $5,000 in borrowings ($3,858 was available as of February 29, 2004) and matures in September 2006. The term loan matures in September 2008 with a current debt payment of $600 payable in installments of $150 due in March, June, September, and December of 2004. Interest on the revolving credit facility and the term loan is based on CTC's debt to EBITDA ratio, which ranges between prime plus 0.25% to prime plus 1.25%, or LIBOR plus 2.25% to LIBOR plus 3.25%.

                         AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)

The Company's debt obligations for the remainder of fiscal 2004 and beyond are shown in the following table. At February 29, 2004, obligations under operating leases are not significantly different from the amounts reported in the Company's Annual Report on Form 10-K for the year ended August 31, 2003.


   Debt Obligation        2004         2005        2006        2007        2008     Thereafter
---------------------  -----------  ----------- ----------- ----------- ----------- -----------
Debt
  Long-Term Debt
    Corporate              $5,300          $ -         $ -   $ 163,298         $ -         $ -
    CTC                       300          600         600       1,742         600         150

                       -----------  ----------- ----------- ----------- ----------- -----------
Total Debt                 $5,600        $ 600       $ 600   $ 165,040       $ 600       $ 150
                       ===========  =========== =========== =========== =========== ===========

Operating leases           $1,661      $ 2,694      $2,095       $ 509       $ 108         $ -
                       ===========  =========== =========== =========== =========== ===========

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

At February 29, 2004, the Company had valuation allowances against a significant portion of its deferred tax assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized as tax savings in the future. Establishing valuation allowances and their subsequent adjustment requires a significant amount of judgement because realizing deferred tax assets, particularly those assets related to net operating loss carryforwards, is generally contingent on generating taxable income, reversing deferred tax liabilities in the future, and the availability of qualified tax planning strategies.

Debt Covenants - For a substantial portion of its debt, the Company has certain financial covenants regarding a fixed charge coverage ratio, quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA), and capital expenditures. If the requirements of the covenants are not achieved, the debt becomes immediately callable, which would significantly impact the Company's ability to maintain its current operations. As of February 29, 2004 the Company was in compliance with all of its debt covenants.

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

INFLATION

Inflation did not have a material impact on the Company's results of operations or financial condition for the second quarter or first six months of fiscal 2004.

CONTINGENCIES

See "Commitments and Contingencies" in Notes to the Consolidated Condensed Financial Statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See  "Impact  of  Recently  Issued   Accounting   Standards"  in  Notes  to  the
Consolidated Condensed Financial Statements.

                          AMCAST INDUSTRIAL CORPORATION


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

The Company is exposed to market risk from changing commodity prices and interest rates as part of its normal operations, as well as general risks and uncertainties which are inherent in any competitive industry.

COMMODITY PRICES

The Company is exposed to market risk from price changes in commodity metals which are raw materials used in its normal operations. When market conditions warrant, forward fixed-price commodity metal supply contracts may be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At February 29, 2004, the Company had no forward fixed-price metal supply contracts.

INTEREST RATE RISK

The Company is exposed to variable interest rates on its revolver credit notes, its lender group lines of credit, its LIFO credit facility, and its CTC debt. The annual pretax earnings and cash flow impact of a one-percentage-point increase in the variable interest rates on the Company's variable long-term debt outstanding at February 29, 2004 would be approximately $1,269.

During the first fiscal quarter of 2004, the Company was required as a part of its CTC loan agreement to enter into a two-year interest rate swap. This swap converted half of the CTC variable rate debt into fixed rate debt, and was designated as a hedge against changes in cash flows attributable to changes in the variable interest rate. For the first six months of fiscal 2004, the loss on the interest rate swap was $19, which was reported in other comprehensive loss in shareholders' equity.

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

                          AMCAST INDUSTRIAL CORPORATION

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On January 29, 1998, Cargill, Inc. and eight other plaintiffs brought a superfund private cost recovery and contribution action against the Company and fifty other parties in the United States District Court for the Southern District of Ohio, Western Division, which is captioned, Cargill, Inc. et al. v. Abco Construction, et al. (Case No. C-3-98-3601). The action involves the Valleycrest disposal site in the Dayton, Ohio area (the "Site"). The plaintiffs have taken the lead in investigating and remediating the Site and are asking for an aggregate judgment against the defendants for an amount which exceeds $31 million. Based on information to date, the Company believes it has valid defenses against the plaintiffs' claims. The Company believes its responsibility with respect to the Site is very limited due to the inert nature of the foundry sand waste that the Company disposed of at the Site. While the outcome of this matter cannot be predicted with any certainty, the Company does not believe that this matter will have a material adverse effect on its results of operations or financial position. The Company believes that its ultimate liability in this matter will not exceed $400,000.

On June 5, 2003, Solutia, Inc. and Pharmacia Corporation brought a superfund private cost recovery and contribution action against the Company and eighteen other parties in the United States District Court for the Northern District of Alabama, Eastern Division, which is captioned, Solutia, Inc and Pharmacia Corporation v. McWane, Inc., et al. (Case No. CV-03-PWG-1345-E). The action involves the Anniston PCB Site and the Anniston Lead Site in Calhoun County Alabama and Tallegdega County Alabama ("the Sites"). The plaintiffs have taken the lead in investigating and remediating the Sites and are asking for an aggregate judgment against the defendants in the amount of $34.5 million. Based on information to date, the Company believes it has valid defenses against the plaintiffs' claims. The Company believes its responsibility with respect to the Sites is very limited. While the outcome of this matter cannot be predicted with any certainty, the Company does not believe that this matter will have a material adverse effect on its results of operations or financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a) The annual meeting of shareholders of Amcast Industrial Corporation was held on December 17, 2003.

    b) At the annual meeting, shareholders voted on and approved one proposal. This proposal is stated below, together with information concerning the votes cast.

     1. Election of three directors to serve for a term of three years. Directors elected were Robert C. Ayotte, Leo W. Ladehoff, and Richard A. Smith.

                            Robert C.       Leo W.       Richard A.
                             Ayotte        Ladehoff        Smith
                           -----------    -----------   ------------
      Shares For            7,134,994      6,627,992      7,104,849
      Shares Withheld       1,263,513      1,770,515      1,293,658
                           -----------    -----------   ------------
         Total              8,398,507      8,398,507      8,398,507
                           ============   ============  ============


        Directors continuing in office until the 2004 annual meeting include Walter E. Blankley, Byron O. Pond, and William G. Roth. Directors continuing in office until the 2005 annual meeting include Don R. Graber, Joseph R. Grewe, and R. William Van Sant.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS

     31.1 Certification of Joseph R. Grewe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certification of Francis J. Drew, Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

     32.1 Certification of Joseph R. Grewe, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

     32.2 Certification of Francis J. Drew, Vice President, Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act


b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended February 29, 2004.

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


                                                  AMCAST INDUSTRIAL CORPORATION
                                                  (Registrant Company)




Date:  March 30, 2004                             By: /s/ Joseph R. Grewe
                                                     ---------------------
                                                  Joseph R. Grewe
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date: March 30, 2004                              By: /s/ Francis J. Drew
                                                     ---------------------
                                                  Francis J. Drew
                                                  Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date: March 30, 2004                              By: /s/ Mark D. Mishler
                                                     ---------------------
                                                  Mark D. Mishler
                                                  Corporate Controller
                                                  (Principal Accounting Officer)