Form 10-Q
period 2004-05-30
AMCAST INDUSTRIAL CORP
filed 2004-06-30
CIK 27425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 30, 2004

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                         Commission File Number: 1-9967

--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------


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

     As of May 30, 2004, the number of Common Shares, no par value, outstanding was 9,313,951 shares.

--------------------------------------------------------------------------------

                          AMCAST INDUSTRIAL CORPORATION
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MAY 30, 2004

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                              PAGE

   Item 1 - Financial Statements:

            Consolidated Condensed Statements of Financial Condition -         3
            May 30, 2004 and August 31, 2003

            Consolidated Condensed Statements of Operations -                  4
            for the Quarter and Nine Months Ended May 30, 2004
            and June 1, 2003

            Consolidated Condensed Statements of Retained Earnings -           4
            for the Quarter and Nine Months Ended May 30, 2004
            and June 1, 2003

            Consolidated Condensed Statements of Cash Flows -                  5
            for the Nine Months Ended May 30, 2004
            and June 1, 2003

            Notes to Consolidated Condensed Financial Statements            6-17

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            18-28

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk        29

   Item 4 - Controls and Procedures                                           29

PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders               30

   Item 6 - Exhibits and Reports on Form 8-K                                  30

SIGNATURES                                                                    31

PART I - FINANCIAL INFORMATION

                          AMCAST INDUSTRIAL CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                ($ in thousands)
                                   (Unaudited)

                                                                  May 30       August 31
                                                                   2004          2003
                                                                -----------   -----------
ASSETS

Current Assets
     Cash and cash equivalents                                     $ 7,550       $ 5,697
     Accounts receivable                                            43,843        39,979
     Inventories                                                    19,426        19,004
     Other current assets                                            5,548         5,338
                                                                -----------   -----------
Total Current Assets                                                76,367        70,018

Property, Plant, and Equipment                                     359,968       356,408
     Less accumulated depreciation                                (233,864)     (217,011)
                                                                -----------   -----------
Net Property, Plant, and Equipment                                 126,104       139,397

Restricted Cash                                                      6,000         7,078
Deferred Taxes                                                       4,206         4,204
Other Assets                                                         8,212         9,627

                                                                -----------   -----------
Total Assets                                                     $ 220,889     $ 230,324
                                                                ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
     Short-term debt                                                 $ 856         $ 706
     Current portion of long-term debt                                 600         1,750
     Accounts payable                                               26,557        31,419
     Accrued expenses                                               21,766        21,011
                                                                -----------   -----------
Total Current Liabilities                                           49,779        54,886

Long-Term Debt (less current portion)                              171,208       175,184
Deferred Liabilities                                                39,996        42,189

Shareholders' Deficit
     Preferred shares, without par value
        Authorized - 1,000,000 shares; Issued - None                     -             -
     Common shares, at stated value
        Authorized - 15,000,000 shares
        Issued - 9,696,442 and 9,623,634 shares, respectively        9,696         9,624
     Capital in excess of stated value                              72,933        72,822
     Accumulated other comprehensive loss                          (34,195)      (34,189)
     Accumulated deficit                                           (84,041)      (85,705)
     Cost of 382,491 common shares in treasury                      (4,487)       (4,487)
                                                                -----------   -----------
Total Shareholders' Deficit                                        (40,094)      (41,935)

                                                                -----------   -----------
Total Liabilities and Shareholders' Deficit                      $ 220,889     $ 230,324
                                                                ===========   ===========

See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                    ($ in thousands except per share amounts)
                                   (unaudited)

                                                                          Three Months Ended          Nine Months Ended
                                                                      ---------------------------   ----------------------
                                                                        May 30       June 1        May 30        June 1
                                                                         2004         2003          2004          2003
                                                                      -----------  -----------   -----------  ------------
Consolidated Condensed Statements of Operations

Net Sales                                                              $ 111,367    $ 111,829     $ 318,747     $ 323,196
Cost of sales                                                             97,196       98,227       280,447       287,463
                                                                      -----------  -----------   -----------  ------------
Gross Profit                                                              14,171       13,602        38,300        35,733
Selling, general and administrative expenses                               8,666        9,123        25,468        28,486
                                                                      -----------  -----------   -----------  ------------
Operating Income                                                           5,505        4,479        12,832         7,247
Other (income) expense                                                       (14)        (665)          (32)         (688)
Interest expense                                                           3,689        4,061        11,240        11,920
                                                                      -----------  -----------   -----------  ------------
Income (Loss) before Income Taxes, Discontinued Operations,
  and Cumulative Effect of Accounting Change                               1,830        1,083         1,624        (3,985)
Income tax expense (benefit)                                                 (36)         391           (40)       (1,500)
                                                                      -----------  -----------   -----------  ------------
Income (Loss) from Continuing Operations                                   1,866          692         1,664        (2,485)
Loss from operations of discontinued operations, net of tax                    -       (1,906)            -       (12,024)
Loss from sale of discontinued operations, net of tax of $7,589                -         (601)            -       (50,423)
                                                                      -----------  -----------   -----------  ------------
Income (Loss) before Cumulative Effect of Accounting Change                1,866       (1,815)        1,664       (64,932)
Cumulative effect of accounting change, net of tax of $464                     -            -             -       (46,536)
                                                                      -----------  -----------   -----------  ------------
Net Income (Loss)                                                        $ 1,866     $ (1,815)      $ 1,664    $ (111,468)
                                                                      ===========  ===========   ===========  ============

Consolidated Condensed Statements of Retained Earnings (Deficit)

Beginning Retained Earnings (Deficit)                                  $ (85,907)   $ (85,523)    $ (85,705)     $ 25,530
  Net (loss) income                                                        1,866       (1,815)        1,664      (111,468)
  Common and treasury shares issued                                            -         (154)            -        (1,554)
                                                                      -----------  -----------   -----------  ------------
Ending Retained Earnings (Deficit)                                     $ (84,041)   $ (87,492)    $ (84,041)    $ (87,492)
                                                                      ===========  ===========   ===========  ============

Basic and Diluted Income (Loss) Per Share
  Continuing operations                                                   $ 0.20       $ 0.08        $ 0.18       $ (0.28)
  Discontinued operations                                                      -        (0.28)            -         (7.05)
                                                                      -----------  -----------   -----------  ------------
  Before cumulative effect of accounting change                             0.20        (0.20)         0.18         (7.33)
  Cumulative effect of accounting change                                       -            -             -         (5.25)
                                                                      -----------  -----------   -----------  ------------
  Net Income (Loss)                                                       $ 0.20      $ (0.20)       $ 0.18      $ (12.58)
                                                                      ===========  ===========   ===========  ============

Dividends declared  and paid per share                                       $ -          $ -           $ -           $ -
                                                                      ===========  ===========   ===========  ============


See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                     ---------------------------
                                                        May 30         June 1
                                                         2004           2003
                                                     ------------   ------------
Operating Activities
     Net income (loss)                                   $ 1,664     $ (111,468)
     Loss from discontinued operations                         -         62,447
     Depreciation and amortization                        17,199         18,463
     Cumulative effect of accounting change                    -         46,536
     Deferred liabilities                                   (420)        (4,917)
     Other                                                 1,012          1,443
     Changes in assets and liabilities
        Restricted cash                                    1,078         (6,009)
        Accounts receivable                               (3,864)         1,240
        Inventories                                         (422)         9,427
        Other current assets                                (426)        (1,989)
        Accounts payable                                  (4,862)       (10,447)
        Accrued liabilities                                1,016            180

                                                     ------------   ------------
Net Cash Provided by Operations                           11,975          4,906

Investing Activities
     Additions of property, plant, and equipment          (4,235)        (6,912)
     Other                                                   393            788

                                                     ------------   ------------
Net Cash Used by Investing Activities                     (3,842)        (6,124)

Financing Activities
     Reduction in long-term debt                          (2,680)        (7,410)
     Net CTC revolving credit note borrowings             (2,446)          (800)
     Short-term debt borrowings                              150            363
     Other                                                (1,300)             -

                                                     ------------   ------------
Net Cash Used by Financing Activities                     (6,276)        (7,847)

Effect of exchange rate changes on cash                       (4)           176
Cash flow related to discontinued operations                   -         (3,024)
                                                     ------------   ------------

Net change in cash and cash equivalents                    1,853        (11,913)

Cash and cash equivalents at beginning of period           5,697         16,810

                                                     ------------   ------------
Cash and Cash Equivalents at End of Period               $ 7,550        $ 4,897
                                                     ============   ============

See notes to consolidated condensed financial statements.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


NATURE OF OPERATIONS

Amcast Industrial Corporation ("Amcast" or the "Company") is a leading manufacturer of technology-intensive metal products. The Company serves three major sectors of the economy: automotive, construction, and industrial. Its two business segments are Flow Control Products, a leading supplier of copper and brass fittings for the industrial, commercial, and residential construction markets; and Engineered Components, a leading supplier of aluminum wheels and aluminum components for automotive original equipment manufacturers. Amcast's corporate offices are located in Dayton, Ohio. The Company has ten manufacturing facilities located in the United States of America, primarily in the Midwest. The Company also has a sales facility located in Canada.

BASIS OF PREPARATION

The accompanying consolidated condensed financial statements include the accounts of Amcast and its subsidiaries. Intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended August 31, 2003, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the information have been included. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. To prepare the accompanying interim consolidated condensed financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current period presentation.


CHANGE IN METHOD OF ACCOUNTING IN FISCAL 2003

In the first quarter of fiscal 2003, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment. If, based on these reviews, the related assets are found to be impaired, their carrying value will be adjusted through a charge to earnings. Intangible assets that are not deemed to have an indefinite life continue to be amortized over their expected useful lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

Speedline was previously included in the Engineered Components segment of the Company. Operating results for Speedline included in discontinued operations are:

                                        Three Months Ended     Nine Months Ended
                                           June 1, 2003 *        June 1, 2003 *
                                            ----------            ----------

Net sales                                     $16,792               $80,786

Operating loss                                 (1,320)              (10,821)
Other income (expense)                           (526)                  268
Interest expense                                  (60)                 (678)
                                            ----------            ----------
Loss before income taxes                       (1,906)              (11,231)
Income tax expense                                  -                   793
                                            ----------            ----------
Loss from discontinued operations             $(1,906)             $(12,024)
                                            ==========            ==========

* Activity is through March 17, 2003 (the date of the sale of Speedline)

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


RESTRICTED CASH

As of May 30, 2004, and August 31, 2003, the Company had $6,000 of cash that was restricted, as required under the Company's debt agreements with its lender group and senior note holders, which excludes Casting Technology Company ("CTC"). This cash reserve is segregated to ensure the payment of principal and interest on the Company's bank credit facilities, senior notes and LIFO credit agreement. As of August 31, 2003, an additional $1,078 of cash was restricted per CTC's loan agreement. During the first quarter of fiscal 2004, the Company refinanced its CTC loan agreement and a cash restriction was not required by the new lenders.

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

                                                May 30         August 31
                                                 2004             2003
                                              ----------       ----------

Finished products                              $ 11,411         $ 10,833
Work in process                                   3,871            3,611
Raw materials and supplies                        7,920            8,336
                                              ----------       ----------
                                                 23,202           22,780
Less amount to reduce certain
      inventories to LIFO value                  (3,776)          (3,776)
                                              ----------       ----------

Total inventory                                $ 19,426         $ 19,004
                                              ==========       ==========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


PROPERTY, PLANT, AND EQUIPMENT

The major components of property, plant, and equipment are as follows:

                                             May 30          August 31
                                              2004             2003
                                           -----------      -----------

Land and buildings                           $ 56,710         $ 56,629
Machinery and equipment                       294,290          291,006
Construction in progress                        8,968            8,773
                                           -----------      -----------
                                              359,968          356,408
Accumulated depreciation                     (233,864)        (217,011)

                                           -----------      -----------
Net property, plant, and equipment          $ 126,104        $ 139,397
                                           ===========      ===========

Depreciation expense was $5,578 and $6,089 for the three-month periods ended May 30, 2004, and June 1, 2003, respectively, and $17,164 and $18,361 for the nine-month periods ended May 30, 2004, and June 1, 2003, respectively.

LONG-TERM DEBT

The following table summarizes the Company's borrowings:

                                             May 30          August 31
                                              2004             2003
                                           -----------      -----------
Lender Group and Senior Note Holder Debt:
  LIFO credit facility                        $ 9,015         $ 11,395
  Senior notes                                 45,664           45,664
  Revolving credit notes                      100,826          100,826
  Lines of credit                              12,793           12,793

CTC Credit Agreement:
  Term loan                                     2,700            2,856
  Revolving credit facility                       810            3,400

Short-Term Debt                                   856              706
                                           -----------      -----------

Total Debt                                    172,664          177,640

Less Current Debt                               1,456            2,456
                                           -----------      -----------

Long-Term Debt                              $ 171,208        $ 175,184
                                           ===========      ===========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


PENSION PLANS AND POSTRETIREMENT LIFE INSURANCE BENEFITS

The Company has a noncontributory defined benefit plan that covers certain employees, and an unfunded nonqualified supplementary benefit plan that covers certain current and former officers and certain key employees. The Company also provides life insurance benefits, funded on a cash basis, to certain retired employees under contractual agreements. The benefit plans and the postretirement life insurance benefits are more fully described in the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended August 31, 2003.

The following table summarizes the components of net periodic benefit cost for the Company:

                                           Three Months Ended  Nine Months Ended
                                           ------------------  -----------------
                                             May 30   June 1     May 30  June 1
                                              2004     2003       2004    2003
                                            -------- --------  -------- --------
Pension Plans
Net Periodic Benefit Cost
    Service cost                              $ 418    $ 346   $ 1,253  $ 1,039
    Interest cost                             1,722    1,854     5,165    5,561
    Expected return on plan assets           (2,469)  (2,505)   (7,407)  (7,515)
    Amortization of prior service cost          107      102       320      306
    Recognized net actuarial (gain) loss          1      (27)        3      (81)
                                            -------- --------  -------- --------

Total Net Periodic Benefit Cost (Income)     $ (221)  $ (230)   $ (666)  $ (690)
                                            ======== ========  ======== ========

Postretirement Life Insurance Benefits
Net Periodic Benefit Cost
    Interest cost                               $ 9      $ 9      $ 26     $ 27
    Recognized net actuarial (gain) loss          5        4        15       12
    Settlement (gain) loss                     (116)       -      (116)       -
                                            -------- --------  -------- --------

Total Net Periodic Benefit Cost (Income)     $ (102)    $ 13     $ (75)    $ 39
                                            ======== ========  ======== ========

The Company voluntarily contributes amounts to its defined benefit pension plan to provide assets sufficient to meet the benefits to be paid to the plan's participants. For fiscal 2004, the pension plan expects to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), and therefore, the Company made no contributions to its defined benefit pension plan for the first nine months of fiscal 2004. The Company does not anticipate making any contributions to its defined benefit pension plan in the fourth quarter of fiscal 2004.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


INCOME (LOSS) PER SHARE

The following  table reflects the  calculations  for basic and diluted  earnings
(loss) per share for the three-month and nine-month periods ended May 30, 2004 and June 1, 2003:

                                                   Three Months Ended          Nine Months Ended
                                                 -----------------------    -----------------------
                                                   May 30      June 1         May 30      June 1
                                                    2004        2003           2004       2003
                                                 ----------- -----------    ----------- -----------

Income (loss) from continuing operations            $ 1,866       $ 692        $ 1,664    $ (2,485)

Loss from discontinued operations, net of tax             -      (2,507)             -     (62,447)
                                                 ----------- -----------    ----------- -----------

Income (loss) before cumulative effect of
    accounting change                                 1,866      (1,815)         1,664     (64,932)

Cumulative effect of accounting change,
    net of tax                                            -           -              -     (46,536)
                                                 ----------- -----------    ----------- -----------

Net income (loss)                                   $ 1,866     $(1,815)       $ 1,664   $(111,468)
                                                 =========== ===========    =========== ===========

Basic and Diluted Income (Loss) per Share:

Basic shares                                          9,305       9,016          9,288       8,861
                                                 =========== ===========    =========== ===========

Diluted shares                                        9,351       9,016          9,291       8,861
                                                 =========== ===========    =========== ===========

Income (loss) from continuing operations             $ 0.20      $ 0.08         $ 0.18     $ (0.28)
Discontinued operations                                   -       (0.28)             -       (7.05)
                                                 ----------- -----------    ----------- -----------
Income (loss) before cumulative effect of
    accounting change                                  0.20       (0.20)          0.18       (7.33)
Cumulative effect of accounting change                    -           -              -       (5.25)
                                                 ----------- -----------    ----------- -----------
Net income (loss)                                    $ 0.20     $ (0.20)        $ 0.18    $ (12.58)
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

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) are:

                                              Three Months Ended          Nine Months Ended
                                            -----------------------   ------------------------
                                              May 30      June 1        May 30       June 1
                                               2004        2003          2004         2003
                                            ----------- -----------   ----------- ------------

Net income (loss)                              $ 1,866    $ (1,815)      $ 1,664    $(111,468)

Foreign currency translation adjustments           (41)        111            (4)         176

Income (loss) on derivatives *                      17           -            (2)           -
                                            ----------- -----------   ----------- ------------
Total comprehensive income (loss)              $ 1,842    $ (1,704)      $ 1,658    $(111,292)
                                            =========== ===========   =========== ============

The components of accumulated other comprehensive loss are:

                                                         May 30      August 31
                                                          2004         2003
                                                       -----------  -----------

Foreign currency translation adjustment                    $ (215)      $ (211)

Minimum pension liability adjustment                      (33,978)     (33,978)

Income (loss) on derivatives *                                 (2)           -
                                                       -----------  -----------

Accumulated other comprehensive loss                    $ (34,195)   $ (34,189)
                                                       ===========  ===========

* The Company's CTC business has one interest rate swap that was required as a part of the CTC loan agreement. This swap agreement is discussed in "Item 3 - Quantitative and Qualitative Disclosures About Market Risk".

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

Had the Company determined compensation cost based upon the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, net income and income/(loss) per common share would have been adjusted to the pro forma amounts indicated as follows:

                                                  Three Months Ended         Nine Months Ended
                                               ------------------------  -------------------------
                                                 May 30       June 1       May 30        June 1
                                                  2004         2003         2004          2003
                                               -----------  -----------  -----------   -----------

Net income (loss) as reported                     $ 1,866     $ (1,815)     $ 1,664     $(111,468)

Effect on reported net income (loss) of
 accounting for stock options at fair value             -          (47)          (1)         (140)

                                               -----------  -----------  -----------   -----------

Pro forma net income (loss)                       $ 1,866     $ (1,862)     $ 1,663     $(111,608)
                                               ===========  ===========  ===========   ===========

Income (loss) per common share

  Basic and diluted

    As reported                                    $ 0.20      $ (0.20)      $ 0.18      $ (12.58)
                                               ===========  ===========  ===========   ===========

    Pro forma                                      $ 0.20      $ (0.21)      $ 0.18      $ (12.60)
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

Operating information related to the Company's reportable segments is as follows:

                                        Three Months Ended           Nine Months Ended
                                      ----------------------      -----------------------
                                        May 30      June 1          May 30       June 1
                                         2004        2003            2004         2003
                                      ----------  ----------      ----------   ----------
Sales
    Flow Control Products               $43,394     $30,575        $112,660      $91,321
    Engineered Components                67,973      81,254         206,087      231,875
                                      ----------  ----------      ----------   ----------

    Total sales                        $111,367    $111,829        $318,747     $323,196
                                      ==========  ==========      ==========   ==========

Operating income/(loss)
    Flow Control Products               $ 3,253       $ 429         $ 6,233      $ 1,772
    Engineered Components                 4,395       6,183          12,493       12,187
    Corporate                            (2,143)     (2,133)         (5,894)      (6,712)
                                      ----------  ----------      ----------   ----------

    Total operating income                5,505       4,479          12,832        7,247

Other (income) expense                      (14)       (665)            (32)        (688)
Interest expense                          3,689       4,061          11,240       11,920
                                      ----------  ----------      ----------   ----------

Total income/(loss) from
    continuing operations
    before taxes and
    cumulative effect of
    accounting change                   $ 1,830     $ 1,083         $ 1,624     $ (3,985)
                                      ==========  ==========      ==========   ==========

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


COMMITMENTS AND CONTINGENCIES

At May 30, 2004, the Company has committed to capital expenditures of $1,785, primarily for the Engineered Components segment.

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

To the extent possible, with the information available at the time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites. The Company is of the opinion that its liability with respect to those sites should not have a material adverse effect on its financial position or results of operations. In arriving at this conclusion, the principal factors considered by the Company were ongoing settlement discussions with respect to certain of the sites, the volume and relative toxicity of waste alleged to have been disposed of by the Company at certain sites, which factors are often used to allocate investigative and remedial costs among potentially responsible parties, the probable costs to be paid by other potentially responsible parties, total projected remedial costs for a site, if known, and the Company's existing reserve to cover costs associated with unresolved environmental proceedings. At May 30, 2004, the Company's accrued undiscounted reserve for such contingencies was $3,538.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


At one site where the U.S. EPA is overseeing an investigation, it is reasonably possible that the Company may incur environmental remediation costs. This investigation is currently in the testing phase. Until the testing is complete and the results analyzed, the Company will be unable to determine the likelihood and estimated range of the amount of this contingency. It is disclosed in the Notes to Consolidated Condensed Financial Statements per the requirements of SFAS No. 5, "Accounting for Contingencies", because the potential contingency is more than remote but less than probable.

On January 29, 1998, Cargill, Inc. and eight other plaintiffs brought a superfund private cost recovery and contribution action against the Company and fifty other parties in the United States District Court for the Southern District of Ohio, Western Division, which is captioned, Cargill, Inc. et al. v. Abco Construction, et al. (Case No. C-3-98-3601). The action involves the Valleycrest disposal site in the Dayton, Ohio area (the "Site"). The plaintiffs have taken the lead in investigating and remediating the Site and are asking for an aggregate judgment against the defendants for an amount which exceeds $31,000. Based on information to date, the Company believes it has valid defenses against the plaintiffs' claims. The Company believes its responsibility with respect to the Site is very limited due to the inert nature of the foundry sand waste that the Company disposed of at the Site. While the outcome of this matter cannot be predicted with any certainty, the Company does not believe that this matter will have a material adverse effect on its results of operations or financial position. The Company believes that its ultimate liability in this matter will not exceed $400.

On June 5, 2003, Solutia, Inc. and Pharmacia Corporation brought a superfund private cost recovery and contribution action against the Company and eighteen other parties in the United States District Court for the Northern District of Alabama, Eastern Division, which is captioned, Solutia, Inc and Pharmacia Corporation v. McWane, Inc., et al. (Case No. CV-03-PWG-1345-E). The action involves the Anniston PCB Site and the Anniston Lead Site in Calhoun County Alabama and Tallegdega County Alabama ("the Sites"). The plaintiffs have taken the lead in investigating and remediating the Sites and are asking for an aggregate judgment against the defendants in the amount of $34,500. Based on information to date, the Company believes it has valid defenses against the plaintiffs' claims. The Company believes its responsibility with respect to the Sites is very limited. While the outcome of this matter cannot be predicted with any certainty, the Company does not believe that this matter will have a material adverse effect on its results of operations or financial position.

Based upon the contracts and agreements with regard to an environmental matter, the Company believes it is entitled to indemnity for remediation costs at a particular site and believes it is probable that the Company can recover a substantial portion of the costs. Accordingly, the Company has recorded a receivable of $765, classified in other noncurrent assets, related to anticipated recoveries from a third party.

                          AMCAST INDUSTRIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. In January 2004, the Financial Accounting Standards Board ("FASB") staff issued FASB Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This statement permited a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act until authoritative guidance on accounting for the federal subsidy was issued or until certain other events occured. In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which superseded FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 becomes effective for the Company no later than the Company's quarter ending November 28, 2004. The Company does not provide retiree medical benefits. The Company's current postretirement benefit obligation relates solely to life insurance benefits provided by contractual agreements for certain retirees. Therefore, the Act and the accounting requirements of FSP 106-2 should have no impact on the Company's current or future results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 increases the existing disclosure requirements by requiring companies to disclose more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132 also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003, see "Pension Plans and Postretirement Life Insurance Benefits" in the Notes to Consolidated Condensed Financial Statements.

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


RESULTS OF OPERATIONS

NET SALES

                                   Three Months Ended       Nine Months Ended
                                 ----------------------   ----------------------
                                   May 30      June 1       May 30      June 1
                                    2004        2003         2004        2003
                                 ----------  ----------   ----------  ----------

Net Sales                         $111,367    $111,829     $318,747    $323,196
                                 ==========  ==========   ==========  ==========

Percentage increase (decrease)
    from prior year                 (0.4)%      (3.3)%       (1.4)%       4.5 %
                                 ==========  ==========   ==========  ==========

Components of percentage increase
  Volume                           (12.3)%      (4.4)%       (7.8)%       3.1 %
  Price                              8.9 %      (0.2)%        4.5 %      (0.5)%
  Product Mix                        3.0 %       1.3 %        1.9 %       1.9 %
                                 ----------  ----------   ----------  ----------
                                    (0.4)%      (3.3)%       (1.4)%       4.5 %
                                 ==========  ==========   ==========  ==========

In the fiscal 2004 third quarter, consolidated net sales decreased by $462, or 0.4%, compared with the fiscal 2003 third quarter. The sales decrease in the fiscal 2004 third quarter was mainly the result of lower sales volume of the Company's aluminum components products, mostly in the gravity-cast operations, primarily due to lost business from two major customers. The volume decrease was partly offset by strong growth in the sales of the Company's Flow Control Products segment. Pricing was favorable due to increased selling prices resulting from an increase in the market price of copper and aluminum. The Company also had an improved product mix in its Flow Control Product segment and to a lesser degree in aluminum component sales.

For the first nine months of fiscal 2004, consolidated net sales decreased by $4,449, or 1.4%, compared with the first nine months of fiscal 2004. The sales decrease for the first nine months of fiscal 2004 was also mainly the result of lower sales volume of the Company's aluminum components products, mostly in the gravity-cast operations, primarily due to lost business from two major customers. The volume decrease was partly offset by strong growth in the sales of the Company's Flow Control Products segment. Pricing was favorable due to increased selling prices resulting from an increase in the market price of copper and aluminum. The Company also had an improved product mix in its Flow Control Product segment and to a lesser degree in aluminum component sales.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)


GROSS PROFIT

                          Three Months Ended          Nine Months Ended
                        ----------------------      ----------------------
                          May 30      June 1          May 30      June 1
                           2004        2003            2004        2003
                        ----------  ----------      ----------  ----------

Gross Profit             $ 14,171    $ 13,602        $ 38,300    $ 35,733
                        ==========  ==========      ==========  ==========

Percent of Sales            12.7%       12.2%           12.0%       11.1%

For the fiscal 2004 third quarter, gross profit increased by $569, or 4.2%, compared with the fiscal 2003 third quarter. As a percentage of sales, gross profit improved from 12.2% for the third quarter of fiscal 2003 to 12.7% for the third quarter of fiscal 2004. The Company increased gross profit during a period of sales decline due to improved labor productivity and manufacturing efficiencies from the Amcast Production System, a more efficient manufacturing approach being implemented and utilized at the Company's manufacturing facilities.

For the first nine months of fiscal 2004, gross profit increased by $2,567, or 7.2%, compared with the first nine months of fiscal 2003. This increase was primarily due to the increased sales at the Company's Flow Control Product segment and to operating improvements at the Company's Richmond, Indiana facility, which experienced significant new product launch costs in the first nine months of fiscal 2003. Similar costs were not incurred in the first nine months of fiscal 2004. The Company realized improvement in gross profit in both actual dollars and as a percentage of sales during a period when sales decreased. Contributing to the gross profit improvements were the Amcast Production System, increased labor productivity, reduced containment costs, tight spending controls, and controls on labor cost.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

                               Three Months Ended           Nine Months Ended
                             -----------------------      ----------------------
                               May 30       June 1          May 30      June 1
                                2004         2003            2004        2003
                             ----------   ----------      ----------  ----------

SG&A                           $ 8,666      $ 9,123        $ 25,468    $ 28,486
                             ==========   ==========      ==========  ==========

Percent of Sales                  7.8%         8.2%            8.0%        8.8%

Selling, general, and administrative (SG&A) expenses were $8,666, or 7.8% of sales in the fiscal 2004 third quarter, compared with $9,123, or 8.2% of sales in the fiscal 2003 third quarter. This decrease in SG&A was Company-wide and was the direct result of the Company's continued focus on cost reduction.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)


For the first nine months of fiscal 2004, SG&A expenses were $25,468, or 8.0% of sales, compared with $28,486, or 9.2% of sales, for the first nine months of fiscal 2003. Almost two-thirds of the $3,018 decrease was due to the benefits received as a direct result of the Company's cash management controls, tight spending limits, controls on labor cost, and its focus on cost reduction. The decrease also includes insurance and legal settlements partially offset by additional legal and environmental reserves that combined to lower SG&A by $1,102. Excluding these items, SG&A decreased by $1,916, or 6.7%, versus the prior year.

OPERATING INCOME was $5,505 (4.9% of sales) in the fiscal 2004 third quarter, compared with $4,479 (4.0% of sales) in the fiscal 2003 third quarter. For the first nine months of fiscal 2004, operating income was $12,832 (4.0% of sales), compared with $7,247 (2.2% of sales) for the first nine months of fiscal 2003. The Company was able to attain this operating income growth from manufacturing efficiencies and reduced SG&A expenses during a period when sales declined.

INTEREST EXPENSE was $3,689 for the fiscal 2004 third quarter, compared with $4,061 for the fiscal 2003 third quarter, and $11,240 for the first nine months of fiscal 2004, compared with $11,920 for the first nine months of fiscal 2003. Interest expense decreased slightly due to lower debt balances in fiscal 2004 compared with the prior year.

INCOME TAX (BENEFIT) EXPENSE was $(36) and $391 for the third quarter of fiscal 2004 and 2003, respectively; and $(40) and $(1,500) for the first nine months of fiscal 2004 and 2003, respectively. The effective tax rates were (2.0%) and 36.1% for the third quarter of fiscal 2004 and 2003, respectively; and (2.5%) and 37.6% for the first nine months of fiscal 2004 and 2003, respectively. Pursuant to SFAS No. 109, "Accounting for Income Taxes", the Company is offsetting federal income taxes with existing tax loss carryforwards for amounts recorded in fiscal 2004. The Company is currently only recording income tax expense or benefit related to its Canadian operations and domestic state taxes.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND AMORTIZATION (EBITDA) was $11,123 for the fiscal 2004 third quarter, compared with $11,311 for the fiscal 2003 third quarter. The slight decrease in EBITDA was primarily the result of lower interest expense, taxes, and depreciation in the third quarter of fiscal 2004. EBITDA was $30,063 for the first nine months of fiscal 2004, compared with $26,398 for the first nine months of fiscal 2003. The increase in EBITDA was primarily the result of higher income from continuing operations.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)


The following is a reconciliation of EBITDA, a non-GAAP financial measure:

                                      Three Months Ended         Nine Months Ended
                                   ------------------------   ------------------------
                                     May 30       June 1        May 30       June 1
                                      2004         2003          2004         2003
                                   -----------  -----------   -----------  -----------

Net income                            $ 1,866      $(1,815)      $ 1,664    $(111,468)
Cumulative effect of
  accounting change                         -            -             -       46,536
Discontinued operations                     -        2,507             -       62,447
                                   -----------  -----------   -----------  -----------
Income (loss) from continuing
  operations                            1,866          692         1,664       (2,485)

Interest expense                        3,689        4,061        11,240       11,920
Income taxes                              (36)         391           (40)      (1,500)
Depreciation and amortization           5,604        6,167        17,199       18,463
                                   -----------  -----------   -----------  -----------

EBITDA                                $11,123      $11,311       $30,063      $26,398
                                   ===========  ===========   ===========  ===========

BUSINESS SEGMENTS

                                     Three Months Ended           Nine Months Ended
                                   ----------------------      -----------------------
                                     May 30      June 1          May 30       June 1
                                      2004        2003            2004         2003
                                   ----------  ----------      ----------   ----------
Sales
    Flow Control                     $43,394     $30,575        $112,660      $91,321
    Engineered Components             67,973      81,254         206,087      231,875
                                   ----------  ----------      ----------   ----------

    Total                           $111,367    $111,829        $318,747     $323,196
                                   ==========  ==========      ==========   ==========

Operating Income (Loss)
    Flow Control                     $ 3,253       $ 429         $ 6,233      $ 1,772
    Engineered Components              4,395       6,183          12,493       12,187
    Corporate                         (2,143)     (2,133)         (5,894)      (6,712)
                                   ----------  ----------      ----------   ----------

    Total                            $ 5,505     $ 4,479         $12,832      $ 7,247
                                   ==========  ==========      ==========   ==========

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)


FLOW CONTROL PRODUCTS

Net sales for the Flow Control Products segment increased by 41.9% to $43,394 for the fiscal 2004 third quarter, compared with $30,575 for the same period of fiscal 2003. For the first nine months of fiscal 2004, sales increased by 23.4% to $112,660 compared with $91,321 for the first nine months of fiscal 2003. For the fiscal 2004 third quarter, volume grew by 8.5%, a favorable product mix contributed 9.5%, and price increased by 23.9%. For the first nine months of fiscal 2004, volume increased by 5.9%, a favorable product mix contributed 6.9%, and price increased 10.6%. Flow Control Products experienced higher sales by strong growth in plumbing products, a large increase of pistons for automotive air conditioning compressors, and higher prices to help offset increased market prices for copper.

Flow Control Products operating income in the fiscal 2004 third quarter was $3,253, compared with $429 for the same period of fiscal 2003. For the first nine months of fiscal 2004, operating income was $6,233, compared with $1,772 for the first nine months of fiscal 2003. In fiscal 2004, operating income was positively affected by higher sales volume, manufacturing efficiencies from the Amcast Production System, cost reduction programs, and controls on labor cost.

ENGINEERED COMPONENTS

Net sales for the Engineered Components segment decreased by 16.3% to $67,973 for the fiscal 2004 third quarter, compared with $81,254 for the same period of fiscal 2003. For the first nine months of fiscal 2004, sales decreased by 11.1% to $206,087, compared with $231,875 for the first nine months of fiscal 2003. For the fiscal 2004 third quarter, volume decreased by 20.0%, a favorable product mix contributed 0.5%, and price increased by 3.2%. For the first nine months of fiscal 2004, volume decreased by 13.2% and price increased 2.1%. The mix improvements were due to aluminum components, partly offset by an unfavorable mix in wheels. The price increases were due to passing through to customers higher market prices for aluminum. Engineered Components experienced lower sales volume due primarily to lost business from two large aluminum components customers.

Operating income in the fiscal 2004 third quarter was $4,395, compared with $6,183 for the same period of fiscal 2003. This decrease primarily reflects lost business in aluminum component sales from two large customers and lower volume. For the first nine months of fiscal 2004, operating income was $12,493, compared with $12,187 for the first nine months of fiscal 2003. This increase is primarily due to the Richmond, Indiana, facility that incurred significant product launch costs in fiscal 2003. Similar product launch costs were not encountered in fiscal 2004.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance at May 30, 2004 was $7,550. An additional $6,000 of restricted cash existed for payment of principal and interest on the Company's debt that is required under its debt agreements. Under the Company's cash management system, issued checks that have not cleared the bank resulting in net overdraft bank balances for accounting purposes in the amounts of $2,519 at May 30, 2004, and $5,271 at August 31, 2003, are included in accounts payable.

Cash provided by operations was $11,975 for the first nine months of fiscal 2004 compared with $4,906 in the first nine months of fiscal 2003. The income statement and balance sheet contributors to this operating cash flow are shown in the following table:

                                          Nine Months Ended
                                       -----------------------
                                          2004         2003
                                       ----------   ----------

Income statement related impact         $ 18,863     $ 15,876

Balance sheet related impact              (6,888)     (10,970)

                                       ----------   ----------
Net cash provided by operations         $ 11,975      $ 4,906
                                       ==========   ==========

The $18,863 increase in operating cash flow from the income statement was the result of $1,664 of net income plus the non-cash expense of depreciation and amortization in the amount of $17,199.

The improvement in the balance sheet impact on operating cash flow for the first nine months of 2004, compared with the first nine months of 2003, reflects the Company's continued focus on working capital and cash management controls.

Investing activities, primarily capital spending, used net cash of $3,842 in the first nine months of fiscal 2004 compared with $6,124 used in the first nine months of fiscal 2003. This decrease reflects management controls placed on capital expenditures to conserve cash. Capital expenditures were primarily for equipment to expand plant capacity for new product orders and for cost reduction projects. At May 30, 2004, the Company had $1,785 of commitments for additional capital expenditures, primarily for the Engineered Components segment.

Financing activities used $6,276 of cash in the first nine months of fiscal 2004, compared with $7,847 of cash used in the first nine months of fiscal 2003.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)


During the first nine months of fiscal 2004, the Company reduced its overall debt balance by $4,976, as debt declined from $177,640 at August 31, 2003, to $172,664 at May 30, 2004. The Company made cash principal payments of $2,680 for the bank debt, senior notes, and CTC term loan plus net payments of $2,446 for its CTC revolving credit note debt. The Company also made net short-term borrowings of $150 related to the Company's insurance-premium financing. While progress has been made, the Comnpany still remains highly leveraged with debt at $172,664 and equity at a negative $40,094.

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

A principal payment under the August 2003 Lender Group and Senior Note Holder Debt agreements of $300 was paid in May 2004 , and no remaining payments are due after May 2004. The Company's fiscal 2004 first quarter Form 10-Q and second quarter Form 10-Q anticipated that the May 2004 payment would be $2,800, and a payment of $2,500 would be due in August 2004. These payments were specified in a revised loan agreement that was not executed. The current payment schedule is the one specified in the August 2003 loan documents.

The Lender Group and Senior Note Holder Debt agreements include financial covenants. These covenants are: a fixed cost coverage ratio; rolling twelve month earnings before interest, taxes, depreciation, and amortization (EBITDA); capital expenditures; and mandatory debt prepayments. As of May 30, 2004 the Company was in compliance with all of its debt covenants. At the end of any subsequent quarter, if the Company is not in compliance with any of its debt covenants, any outstanding debt balances become payable on demand by the Lender Group and Senior Note Holder Debt lenders.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)


Under the restructuring agreements relating to the Company's debt agreements, including the Amended and Restated Restructuring Agreement and LIFO
Restructuring Agreement (copies were filed as Exhibits 4.1 and 4.2, respectively, to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2003, herein the "Restructuring Agreements"), the Company is required to use its good faith best efforts to (i) refinance the Lender Group and Senior Note Holder Debt on or before September 1, 2004 or (ii) sell substantially all of its assets on or before September 1, 2004. Section 4.4 of each of the Restructuring Agreements includes a timetable with eight milestones, and the Company is required to pay a $200 fee for each missed milestone. The Company has met five of the eight milestones. The sixth and seventh milestones which relate to the completion of due diligence and delivery of a definitive purchase agreement and/or commitment letter, were required to be satisfied by June 1, 2004. As allowed by the debt agreements, these dates are being adjusted at the recommendation of the Company's investment banker. The Company is continuing to have very serious confidential negotiations with parties who have expressed an interest in acquiring one or more business units. Since these negotiations are in various stages of completion, the Company cannot predict if the results of these negotiations will produce acceptable offers. However, it is the Company's expectation that one or more of these situations will result in a transaction. It is also not certain at this point what effect any potential divestiture might have on the financial condition of the Company or its ability to refinance the remaining debt.


The CTC Credit Agreement provides for borrowings under a revolving credit facility and a term loan. The revolving line of credit facility provides for up to $5,000 in borrowings ($4,190 was available as of May 30, 2004) and matures in September 2006. The term loan matures in September 2008 with a current debt payment of $600 payable in installments of $150 due in June, September, and December of 2004 and in March of 2005. Interest on the revolving credit facility and the term loan is based on CTC's debt to EBITDA ratio, which ranges between prime plus 0.25% to prime plus 1.25%, or LIBOR plus 2.25% to LIBOR plus 3.25%. The interest rates for the third quarter were prime plus 0.25% and LIBOR plus 2.25%, or 4.25% and 3.4%, respectively.

The Company's debt obligations for the remainder of fiscal 2004 and beyond are shown in the following table. At May 30, 2004, obligations under operating leases are not significantly different from the amounts reported in the Company's Annual Report on Form 10-K for the year ended August 31, 2003.

      Debt Obligation            2004        2005        2006        2007        2008     Thereafter
----------------------------  ----------- ----------- ----------- ----------- ----------- -----------
Debt
  Long-Term Debt
    Corporate                      $ 856         $ -         $ -   $ 168,298         $ -         $ -
    CTC                              150         600         600       1,410         600         150

                              ----------- ----------- ----------- ----------- ----------- -----------
Total Debt                       $ 1,006       $ 600       $ 600   $ 169,708       $ 600       $ 150
                              =========== =========== =========== =========== =========== ===========

Operating leases                   $ 831     $ 2,694     $ 2,095       $ 509       $ 108         $ -
                              =========== =========== =========== =========== =========== ===========

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

At May 30, 2004, the Company had valuation allowances against a significant portion of its deferred tax assets. Valuation allowances serve to reduce the recorded deferred tax assets to amounts reasonably expected to be realized as tax savings in the future. Establishing valuation allowances and their subsequent adjustments require significant judgement because realizing deferred tax assets related to net operating loss carryforwards is generally contingent on generating taxable income, reversing deferred tax liabilities in the future, and the availability of qualified tax planning strategies.

                          AMCAST INDUSTRIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    ($ in thousands except per share amounts)


Debt Covenants - For a substantial portion of its debt, the Company has certain financial covenants that include: a fixed cost coverage ratio; rolling twelve month earnings before interest, taxes, depreciation, and amortization (EBITDA); capital expenditures; and mandatory debt prepayments. If the requirements of the covenants are not achieved, the debt becomes immediately callable, which would significantly impact the Company's ability to maintain its current operations. As of May 30, 2004 the Company was in compliance with all of its debt covenants.

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

INFLATION

Inflation did not have a material impact on the Company's results of operations or financial condition for the third quarter or first nine months of fiscal 2004.

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

COMMODITY PRICES

The Company is exposed to market risk from price changes in commodity metals which are raw materials used in its normal operations. The Company is able to limit its exposure in commodity prices of aluminum to a certain degree by adjusting prices to its customers as a result of these changes when permitted by contract to do so. When market conditions warrant, forward fixed-price commodity metal supply contracts may also be entered into with certain suppliers. These purchase contracts cover normal metal usage in the ordinary course of business over a reasonable period of time. Lower-of-cost-or-market valuation adjustments on these contracts is reflected in earnings in the period incurred. At May 30, 2004, the Company had no forward fixed-price metal supply contracts.

INTEREST RATE RISK

The Company is exposed to variable interest rates on its revolver credit notes, its lender group lines of credit, its LIFO credit facility, and its CTC debt. The annual pretax earnings and cash flow impact of a one-percentage-point increase in the variable interest rates on the Company's variable long-term debt outstanding at May 30, 2004 would be approximately $1,261.

During the first fiscal quarter of 2004, the Company was required as a part of its CTC loan agreement to enter into a two-year interest rate swap. This swap converted half of the CTC variable rate debt into fixed rate debt, and was designated as a hedge against changes in cash flows attributable to changes in the variable interest rate. For the first nine months of fiscal 2004, the loss on the interest rate swap was $2, which was reported in other comprehensive loss in shareholders' deficit.

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

A)   EXHIBITS
     31.1 Certification of Joseph R. Grewe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certification of Francis J. Drew, Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

     32.1 Certification of Joseph R. Grewe, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

     32.2 Certification of Francis J. Drew, Vice President, Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act


b)   REPORTS ON FORM 8-K

     On March 30, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 12 reporting that the Company issued an earnings release announcing financial results for the quarter and six months ended February 29, 2004.

     On March 30, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 5 reporting that the Company issued a press release announcing the retirement of Leo W. Ladehoff from the Amcast Industrial Corporation's Board of Directors.

     On May 19, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 4 and 7 reporting a change in the Company's certifying accountants for the Company's benefit plans.

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


                                                  AMCAST INDUSTRIAL CORPORATION
                                                  (Registrant Company)




Date:  June 30, 2004                              By:/s/ Joseph R. Grewe
                                                  --------------------------
                                                  Joseph R. Grewe
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  June 30, 2004                              By:/s/ Francis J. Drew
                                                  --------------------------
                                                  Francis J. Drew
                                                  Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:  June 30, 2004                              By:/s/ Mark D. Mishler
                                                  --------------------------
                                                  Mark D. Mishler
                                                  Corporate Controller
                                                  (Principal Accounting Officer)